Form 10KSB
period 2005-03-31
Partners Financial CORP
filed 2005-07-11
CIK 1306352

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO              .

Commission File No. 333-103651

PARTNERS FINANCIAL CORPORATION

(Name of small business issuer in its charter)

Florida	20-1566911
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1575 Pine Ridge Road, #15, Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (239) 434-2069

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year: $0

There were 150,000 shares of common stock outstanding at June 10, 2005. There were no shares of preferred stock outstanding at June 10, 2005. The total market value of the common stock held by non-affiliates at June 10, 2005, was $0.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-KSB discuss future expectations. There may also be statements regarding projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking information on various factors and numerous assumptions, which may or may not turn out to be correct.

Important factors that may cause actual results to differ from those contemplated by forward-looking statements include, for example:

•	The success or failure of our efforts to implement our business strategy;

•	The effect of changing economic conditions, both nationally and in our local community;

•	Changes in government regulations, tax and interest rates applicable to our business and similar matters;

•	Our ability to attract and retain quality employees; and

•	Other risks which may be described in our future filings with the SEC.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements other than material changes to such information.

BUSINESS OF PARTNERS FINANCIAL CORPORATION

General

Partners Financial Corporation (“PFC”) was incorporated under the laws of the State of Florida on February 11, 2004, for the purpose of organizing Partners Bank (“Bank”) (PFC and the Bank are collectively referred to as the “Company”) and purchasing 100% of the to-be-issued capital stock of the Bank. The Company was formed by a group of Naples, Florida business and community leaders who believed that there was a significant demand for locally-owned community thrift.

The Bank’s charter application and PFC’s application to serve as the Bank’s parent holding company are pending with the Office of Thrift Supervision. The Bank’s application for federal deposit insurance is also pending with the Federal Deposit Insurance Corporation. The Company expects these applications to be approved during the third quarter of 2005 and for the Bank to open for business in that same time period.

PFC’s initial equity offering is still in process. As of June 10, 2005, $1,500,000 has been released to PFC from its offering escrow account and 150,000 shares and warrants have been issued to the Company’s directors pursuant to the terms of PFC’s escrow agreement.

We have no present plans to acquire any operating subsidiaries other than the Bank; however, it is expected that we may make additional acquisitions in the event that such acquisitions are deemed to be in our best interests. Such acquisitions would be subject to certain regulatory approvals and requirements.

BUSINESS OF PARTNERS BANK

General

The Bank’s primary business will be the solicitation of deposits and investing such deposits in construction or longer term mortgage loans on single family residential real estate located mostly in the Bank’s primary service area, as well as consumer and commercial loans. To a lesser extent the Bank will utilize Federal Home Loan Bank advances to fund such loans, all of which it will hold in its own portfolio or sell in the secondary market. The Bank’s deposits will be insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor, in accordance with the rules and regulations of the Federal Deposit Insurance Corporation.

The Bank will solicit deposits from its primary service area which we have defined as Naples and Collier County, Florida. The Bank may solicit and accept brokered deposits but does not expect to do so in the near future. The Bank’s loan activities will also be concentrated primarily in its primary service area and will consist of the origination of one-to-four family residential mortgage loans and residential construction loans. The Bank also intends to originate commercial real estate and consumer loans. In addition to its primary service area, the Bank will solicit loans from the southern region of Lee County. The Bank will also invest in United States Government securities, United States Agency securities, federal funds and other debt securities including mortgage-backed securities.

Our strategy will be to emphasize prompt and responsive personal service to members of the communities of the city of Naples and Collier County, Florida, in order to attract customers and acquire market share now controlled by other financial institutions or customers who are displeased with the service they are receiving after bank mergers in our market area. In an effort to obtain market share more rapidly than is typical for new institutions, we have elected to open two banking offices during the initial stages of our operation. These locations are intended to increase the Bank’s visibility in the market and attract more customers than may have been attracted by a single banking office. These offices are both located in high growth and high traffic areas.

In addition, our range of banking services, as well as our emphasis on personal attention and service, prior experience in the market area, prompt decision making and consistency in banking personnel, will be major tools in our efforts to capture such market share. Another advantage we will have is that our proposed officers have substantial banking experience, which will be an asset in providing both products and services designed to meet the needs of our customer base. Many of our directors are active members of the business community in Naples and their continued active community involvement will provide opportunities to promote the Bank and its products and services. We intend to utilize effective advertising and one-on-one selling efforts in order to build a distinct institutional image of the Bank and to capture a customer base.

Market Area and Competition

We currently consider our principal markets to be the city of Naples and Collier County, Florida. To a lesser extent, we have identified the southern region of Lee County as a target market.

According to the Southwest Florida Economic Development Office, from 1990 to 2003, Collier County’s population has grown by 70.2% to 292,000. Average household income in Collier County is expected to grow from $100,000 in 2003, the highest average county household income in Florida, to $126,000 in 2008. From 1999 to 2003, Lee County’s population increased 19%, to 495,000. From 2000 to 2002, the median household income in Lee County increased from $38,000 to $43,000. In 2010, the population of Collier and Lee Counties are projected to be 375,000 and 593,000, respectively. Notably, as of 2002, approximately 25% of both counties’ populations were 65 years of age or older. This percentage is expected to increase to only 26% by 2010. During this period, the largest increase is expected to be in the population of 45 to 64 year olds from 25% to 29% of the local population.

Naples is the largest banking market in Collier and Lee Counties, with approximately $6.22 billion in deposits as of June 30, 2003, more than 74% larger than the second largest – Fort Myers, with $3.57 billion in deposits, and four times larger than the third largest – Cape Coral, with $1.50 billion in deposits. The top three banking markets comprise 78.4% of the entire deposit market in Collier and Lee Counties.

Competition among financial institutions in our primary service area is intense. There are currently 10 commercial banks headquartered in Collier County. While, there are no savings associations headquartered in Naples, savings associations and credit unions are located in nearby communities. In addition, there are 117 bank and thrift offices in Collier County. We believe that we will be able to effectively compete in our market, because of our banking philosophy, which places emphasis on customer service, friendly and personable employee attitudes, and the development of banking products that address the primary needs of our customer base. Our directors and management will also actively represent us in local community events and functions.

Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects such bank’s loan activities and general growth opportunities. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the availability of unique financial services products. We will be competing with financial institutions which have much greater financial resources than we have, and which may be able to offer more services, unique services and possibly better terms to their customers. We, however, believe that we will be able to attract sufficient deposits to enable us to compete effectively with other area financial institutions.

We also will be in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been targeting traditional banking markets. Due to the projected growth of our market area, we anticipate that additional competition will result from new entrants to the market.

We will offer a full range of interest bearing and non-interest bearing deposit accounts, including commercial and consumer checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest bearing savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. Our sources of deposits will be residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We intend to pay competitive interest rates on time and savings deposits. In addition, we will implement a service charge fee schedule competitive with other financial institutions in our market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

Loan Portfolio

Our Board of Directors considers the maintenance of a well underwritten and diversified loan portfolio as a prudent and profitable method of employing funds raised through deposits that are available for investment. Our objective is to maintain a high quality, diversified loan portfolio consisting of commercial, consumer and mortgage loans. The Bank intends to originate few, if any, sub-prime and speculative type loans, due to the high risk involved in these types of loans. Loans to serve lower income customers will be made either directly or with a loan consortium to meet the low/moderate income needs in the community.

We intend to offer loan products and programs that will be responsive to the community’s financial requirements. During the first year of operations, we anticipate that 76% of our loan portfolio will be residential mortgage loans, 18% will be commercial loans, and 6% will be consumer loans.

Our borrowers will generally be located within Collier County, our primary trade area. Our secondary trade area is defined as the portion of southern Lee County that is adjacent to Collier County. A customer with needs outside of these areas may also be accommodated. Participations from banks in areas and markets that the President, Senior Lender or Board members are familiar with will also be considered on a case-by-case basis.

The Board of Directors will establish a loan policy which will provide our lending officers with the discretion necessary to accomplish our loan objectives, while assuring compliance with all banking regulations.

We will maintain a loan loss reserve sufficient to protect against anticipated and unanticipated losses. Management will review the reserve’s adequacy at least quarterly with the Board of Directors. Separate ratios for residential, commercial and consumer loans may be used.

The Bank will maintain a majority of its loan portfolio in real estate secured loans requiring reserve ratios appropriate for the risk associated with the real estate market in our market. Based upon our underwriting standards and historical annual market value appreciation in excess of 20%, real estate loans will generally carry a lower reserve than those carried for unsecured loans and consumer loans, because of the inherent risk factors in these portfolios. Construction loans with third-party take-outs will carry a higher reserve than portfolio loans. In general, we consider unsecured and consumer loans to be the riskiest, because of the lack of easily marketable collateral. Commercial loans secured by property other than real estate are less risky, but commercial real estate loans carry even less risk due to lenders’ ability to liquidate real estate collateral. Similarly, residential real estate loans present the least risk because of both the marketability of the collateral and the borrowers’ propensity to make payments on their loans to retain and preserve their residences.

Residential Mortgage Loans

We will be offering mortgage loan programs to provide financing for the acquisition or construction of single-family, owner-occupied primary residences, as well as for vacation homes. All loans will be structured with an amortization schedule not exceeding 30 years. These loans will be held both in our loan portfolio and sold in the secondary market, in order to generate fee income. We will offer construction loans to achieve short-term usage of funds and to create fee income. Construction loans will also create opportunities for permanent residential mortgages for sale in the secondary market. Of the 76% of our loan portfolio which we anticipate to be residential mortgage loans in our first year of operations, we anticipate 29% being permanent loans on one to four family residences, 28% being construction loans on the same type of properties, 12% being permanent loans for five-plus residential units, and 7% being construction loans on such units. Construction loans are made to provide short-term financing for the construction of such properties, while permanent loans are structured to provide long-term financing to the owners of such properties.

Normally, the loan to value ratio of each conventional mortgage will not exceed 80%. We will also participate with private mortgage insurance companies for the purpose of providing loans with a loan to value ratio of up to 97%.

We will participate in community mortgage programs which are established for the benefit of residents of low to moderate income neighborhoods within the our service areas.

Commercial Loans

We intend to provide commercial loans to the business community to provide funds for such purposes as financing business equipment and acquiring commercial real estate. Our emphasis will be on loans secured by commercial real estate, rather than the riskier loans on receivables or business inventories. Commercial loans may be either short term (one year or less) or intermediate term in nature and may be secured, unsecured or partially secured. Maturities of loans will be structured in relation to the economic purpose of the loan, conforming to the anticipated source of repayment. Interest rates are expected to float and be tied to prime rate (Wall Street Journal) or other published indices with adjustment periods not to exceed five years. The basis upon which we will set the rate over prime will be based upon the risk of the loan, and the interest rates being offered in our primary service area. We will attempt to place floors and include pre-payment penalties whenever possible.

Term loans are those having an anticipated final maturity of more than one year from the initial funding date. Generally, commercial term loans extending more than 24 months will be made pursuant to formal written loan agreements with the borrower. Amortization schedules on term loans secured by collateral other than real estate will typically reflect a complete pay out within seven years of the funding date. Loans secured by commercial real estate will generally be amortized over 20-25 years, with five to seven year maturities. An occasional 15-year term loan may be made, based on cash flow, collateral or lease terms.

Demand notes may occasionally be utilized in connection with certain secured commercial loan transactions where the nature of the transaction suggests that such structure is clearly preferable; however, term notes will be utilized as a matter of routine. Demand loans will normally be secured with readily marketable collateral.

We will also consider the following types of loans, subject to the resources available to adequately monitor and service such loans:

•	Real estate development loans secured by first liens on the property where we are also providing construction and/or permanent financing.

•	Term loans secured by machinery and equipment (terms of such loans will be consistent with the purpose, cash flow capacity, and economic life of collateral); and

•	Credit lines for short-term working capital requirements.

All credit lines will be subject to an annual review and will generally carry a requirement for a 30 consecutive day (minimum) annual out-of-debt period.

Consumer Loans

Consumer loans will be provided to individuals for household, family and personal expenditures. Generally, small consumer loans will have a maturity of not longer than five years. The primary type of consumer lending will be for the financing of boats, recreational vehicles, and automobiles, home improvements and education. Loans to purchase more expensive boats or recreational vehicles may be made on more flexible terms based on down payments, credit worthiness and the competitive environment. Equity lines will generally have a 10-year maturity. We will establish a loan policy that provides specific guidance for the required terms of our underwriting credit criteria for each type of loan. We will make some unsecured loans, as well as loans secured by second mortgages on real estate and other collateral.

Deposits

We intend to aggressively compete for deposits in our market. Among the products offered will be business and personal checking accounts and savings accounts. We also plan to offer certificate of deposit products designed to attract certain customer groups in an effort to cross-sell other services, including loan products. While emphasis will also be placed on attracting certificate of deposits in the market area, the national market typically provides non-brokered Internet deposit at 10 basis points less than the Naples market. This can act as a funding source, at an even lower expense than attracting local deposits through branches and advertising. We do not, however, intend to obtain brokered deposits due to the higher transaction costs and interest expense associated with such deposits. The Board will establish limits for such deposits based on loan demand and our goal to serve the community.

Our goal is to attract people who will become permanent customers due to more responsive, more personalized, and faster service. Management understands that managing our cost of funds is critical to profitability and efforts will be made to garner as much non-interest or low cost deposits as possible.

A tiered money market/savings product will be offered whereby we will pay higher rates on higher deposit balances. We believe this deposit vehicle will allow us to compete with broker/dealer money market funds.

Our intent is to focus on relationship banking. The directors are aware that statistics show that customers are more profitable to a bank as the number of services they utilize increases and that the balance in each individual customer account increases as the total number of accounts in a relationship increases.

We also intend to offer limited cash management services, safe deposit boxes, travelers’ checks, direct deposit of payroll and Social Security checks, wire transfers, and automatic drafts. The past experience of certain members of the Boards is that these accounts and products are profitable when considering the entire potential customer relationship, which may include other deposit accounts, loan accounts, and sources of fee income.

The following is a list of products to be offered:

Deposit Products

•	Personal Checking Accounts

•	Business Checking Accounts

•	N.O.W. Accounts

•	Money Market Accounts

•	Regular Savings Accounts

•	Super Savings Accounts

•	Certificates of Deposit

Loan Products

•	Small Overdraft Lines of Credit

•	Auto Loans

•	Boat Loans

•	Consumer Loans

•	Home Equity Loans & Lines of Credit

•	Secondary Market Residential Loans

•	Home Improvement Loans

•	Commercial Mortgage Loans

•	Construction Loans

•	Commercial Loans

•	Loans Secured by Passbooks and Certificates of Deposits

Investments

At the commencement of our first year of operation, management anticipates that investment securities will compromise a substantial portion of our assets. Initially, we intend to invest primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, we will enter into Federal Funds transactions with our principal correspondent banks and anticipate that we will primarily act as a net seller of such funds. The sale of Federal Funds will amount to a short-term loan from us to another bank, usually overnight.

Asset/Liability Management

It will be our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash management, loan, investment, borrowing and capital policies. Designated officers will be responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which includes deposits of all categories made by individuals, partnerships and corporations. We will seek to invest the largest portion of our assets in commercial, consumer and real estate loans.

Our asset/liability mix will likely be monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to our Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on our earnings.

Correspondent Banking

Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. We will be required to purchase correspondent services offered by larger banks, including check collections, purchase and sale of Federal Funds, securities safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to, or participations with, correspondent banks.

We anticipate that we will be selling loan participations to correspondent banks with respect to loans that exceed our lending limit.

Data Processing

We intend to sign a data processing servicing agreement with an outside service bureau. It is expected that this servicing agreement will provide us with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment loan processing, payroll, central information file and ATM processing and investment portfolio accounting.

Employees

In our first year of operation, we anticipate that the Bank will have 12-16 individuals employed on a full-time basis, including three executive officers. Additional personnel will be hired as needed, including additional tellers and financial service representatives. We will also have at least two executive officers of PFC, both of whom will also be Bank employees.

Monetary Policies

The results of our operations will be affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no accurate prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

SUPERVISION AND REGULATION

PFC will be subject to supervision and regulation by the Office of Thrift Supervision (“OTS”) under the Savings and Loan Holding Company Act. In addition, it is governed by the Florida Business Corporation Act and the regulation by the Florida Department of State under its authority to implement that act. The Bank will be subject to regulations, supervision and periodic examination by the OTS, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System.

The federal banking agencies have broad discretion in connection with their supervisory and enforcement activities and policies, including policies concerning the classification of assets and the establishment of loan loss reserves for regulatory purposes. Any change in such regulation or banking laws, whether by the OTS, FDIC or the United States Congress, could have a material adverse impact on us and our operations.

The following summarizes some of the regulatory requirements which will be applicable to us.

Regulation of Partners Financial Corporation

General. PFC will be a non-diversified unitary savings and loan holding company within the meaning of the Home Owners Loan Act. We are permitted to engage in any activity that a bank holding company may engage in as being so closely related to banking or to managing or controlling banks as to be a proper incident thereto (unless the OTS prohibits or limits such activity), and any activity that a financial holding company may engage in as being financial in nature if incidental to such financial activity or as being complementary to a financial activity and not posing undue risk. We may also engage in limited additional activities that support the operations of a savings association. In the event that Partners Bank were to fail to become a “qualified thrift lender,” as describe below. We would be required to register with the Federal Reserve Board as a bank holding company and would be subject to all statutes and regulations, including capital requirements and restrictions on permissible activities, as if we were a bank holding company. PFC is subject to the rules and regulations of the Securities and Exchange Commission under federal securities laws.

Intra-Company Transactions. The Bank’s authority to engage in transactions with related parties or “affiliates,” or to make loans to certain insiders, will be governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W adopted by the Board of Governors of the Federal Reserve System to implement these sections of the act. PFC, as the parent-holding company of the Bank, will be an affiliate of the Bank.

Sections 23A and 23B generally:

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus;

•	contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; and

•	require that all such transactions be on terms substantially the same, or at least as favorable, to a bank or its subsidiaries as those provided to a nonaffiliated.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may:

•	loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies or loans between affiliates which are 80% or more owned by the same parent company; or

•	purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the bank or savings institution.

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, will be governed by Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons, based in part, on the Bank’s capital position, and require certain approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Restrictions on Acquisition of Partners Financial Corporation and Partners Bank. The OTS has adopted regulations to implement the Change in Bank Control Act of 1978. The Change in Bank Control Act prevents any company (which is defined as a partnership, corporation, trust, association, joint venture, pool syndicate or similar organization) or person (which is defined as an individual or group of individuals acting in concert who do not constitute a company) from acquiring control of a savings bank, without prior approval from the OTS.

The OTS considers an acquirer to have conclusively gained control of a savings bank if they:

•	acquire more than 25% of any class of voting stock;

•	acquire irrevocable proxies representing more than 25% of any class of voting stock;

•	acquire a combination of shares and irrevocable proxies representing more than 25% of any class of voting stock; or

•	control in any manner the majority of the directors of the savings bank.

An acquirer must file for approval of control with the OTS or file to rebut the presumptions before acquiring 10% or more of any class of voting stock of the savings bank and again prior to acquiring more than 25% of any class of voting stock of the savings bank and if it has any of the control factors enumerated in 12 C.F.R., Section 574.4(c), which include, but are not limited to:

•	the acquirer would be one of the two largest shareholders of any class of voting stock;

•	the acquirer and/or the acquirer’s representative or nominees would constitute more than one member of the savings bank’s Board of Directors; and

•	the acquirer, or nominee or management official of the acquirer, would serve as the Chairman of the Board of Directors, Chairman of the Executive Committee, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, or in any similar policy making authority in the savings bank.

A person or company will be presumed to be acting in concert with members of the person’s immediate family (which includes a person’s spouse, father, mother, children, brothers, sisters and grandchildren; the father, mother, brother and sisters of the person’s spouse; and the spouse of the person’s child, brother or sister). Persons will be presumed to be acting in concert with each other where:

•	both own stock in a savings bank and both are also management officials, controlling shareholders, partners, or trustees of another company; or

•	one person provides credit to another or is instrumental in obtaining financing for another person to purchase stock of the savings bank.

A person or company will be presumed to be acting in concert with any trust for which such person or company serves as trustee.

Support of Subsidiary Depository Banks. PFC will be expected to act as a source of financial strength to and to commit resources to support The Bank. This support may be required at times when we might not be inclined to provide such support. In additional, any capital loans by a holding company to any of its subsidiary depository banks must be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary depository banks. In the event of bankruptcy, any commitment by a holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository bank will be assumed by the bankruptcy trustee and will be entitled to a priority of payment.

Payment of Dividends. The principal source of income for PFC, including funds to pay dividends on our common stock, will be dividends we receive from The Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. In general, the ability of the Bank to pay dividends to the holding company will be governed by the OTS capital distribution regulations.

Regulation of Partners Bank

Insurance on Deposit Accounts. The Bank’s deposit accounts will be insured by the Savings Association Insurance Fund which is administered by the Federal Deposit Insurance Corporation. The FDIC established a risk-based assessment system for insured depository banks that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In accordance with its rules, the FDIC assigns a financial institution to one of three capital categories based on the Bank’s financial information, as of the reporting period ending seven months before the assessment period. These categories consist of well-capitalized, adequately capitalized or undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which the financial institution is assigned will be based on a supervisory evaluation provided to the FDIC by the Bank’s primary regulator, the Office of Thrift Supervision, and information which the FDIC determines to be relevant to the Bank’s financial condition and the risk posed to the deposit insurance funds. The Bank’s assessment rate will depend on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from no basis points on deposits for a financial institution in the highest category (i.e., well-capitalized and financially sound with only a few minor weaknesses) to 27 basis points on deposits for a Bank in the lowest category (i.e., undercapitalized and posing a substantial probability of loss to the FDIC, unless effective corrective action is taken).

The Bank may be required to pay its insurance assessment after becoming an insured bank. The Bank is not, however, expected to have any assessment for its first year of operation. Insurance of deposits may be terminated by the FDIC upon a finding that the financial institution has engaged in unsafe or unsound practices, is in such an unsafe or unsound condition so as to warrant discontinuation of operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

Capital Requirements. The OTS and the FDIC have adopted capital regulations, which establish a Tier 1 core capital definition and a minimum 3% leverage capital ratio requirement for the most highly-rated savings bank and holding companies (i.e., those savings banks and holding companies with a composite rating of 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institution Examination Council) that are not anticipating or experiencing significant growth. All other savings banks are required to meet a minimum leverage ratio of at least 4% to 5%. A savings bank that is not in the highest-rated category or that is anticipating or experiencing significant growth will have to meet a minimum leverage ratio of at least 4%.

Under the OTS’ risk-based regulations, a savings bank must classify its assets and certain off-balance sheet activities into categories and maintain specified levels of capital for each category. The least capital is required for the category deemed by the FDIC to have the least risk, and the most capital is required for the category deemed by the FDIC to have the greatest risk. Under the regulations, certain assets are excluded for purposes of determining risk-based capital. Such assets include intangible assets, unconsolidated subsidiaries, investments in securities subsidiaries, ineligible equity investments and reciprocal holding of capital instruments with other financial institutions. In addition, the OTS may consider deducting other assets or in other subsidiaries on a case-by-case basis or based on the general characteristics or functional nature of the subsidiaries.

Prompt Corrective Action. Federal banking regulatory agencies have established certain capital and other criteria which define the categories under which a particular financial institution may be classified. Constraints are imposed on operations, management, and capital distributions depending on the category in which a financial institution is classified. Among other things, the regulations define the relevant capital measures for the five capital categories. For example, a savings bank is deemed to be “well capitalized” if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

A savings bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, and, generally, a Tier 1 leverage capital ratio of 4% or greater, and the bank does not meet the definition of a “well capitalized” bank. A savings bank is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. In addition, the OTS is authorized to downgrade a savings bank to a lower capital category than the savings bank’s capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the bank has received a less than satisfactory examination rating for any of the equivalent regulatory rating categories).

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated savings banks. Savings banks operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations and rated composite 1 under the regulatory rating system adopted by the OTS. Savings banks with lower ratings and savings banks with high levels of risk or that are experiencing or anticipating significant growth would be expected to maintain ratios 1% to 2% above the stated minimums.

Standards for Safety and Soundness. Federal banking agencies have prescribed for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate-risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies have prescribed by regulation standards specifying:

•	maximum classified assets to capital ratios;

•	minimum earnings sufficient to absorb losses without impairing capital;

•	to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository banks or the depository bank holding companies; and

•	such other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

Finally, each federal banking agency has prescribed standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal shareholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material monetary loss for the financial institution. If an insured depository bank or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If a bank fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the financial institution or holding company to correct the deficiency and until corrected, may impose restrictions on the financial institution or the holding company.

Qualified Thrift Lender Test. Savings banks are required to meet the Qualified Thrift Lender test. This test requires savings banks to maintain qualified assets of at least 65% of its “portfolio assets,” which are total assets less:

•	specified liquid assets up to 20% of total assets;

•	certain intangibles, including goodwill; and

•	the value of property used to conduct business in qualified thrift investments, primarily residential mortgages and related investments (including certain mortgage-backed loans, mortgage-related securities, church loans, and certain small commercial business loans) on a monthly basis in nine out of every twelve months.

A savings bank that fails to become or remain a qualified thrift lender must convert to a bank charter or be subject to certain operating restrictions. A savings bank that fails to meet the Qualified Thrift Lender test and does not convert to a bank charter will be prohibited from:

•	making any new investment or engaging in any activity that would not be permissible for national banks;

•	establishing any new branch offices where a national bank located in the savings bank’s home state would not be able to establish a branch office;

•	obtaining new advances from any Federal Home Loan Bank; and

•	paying dividends except as limited to the statutory and regulatory dividend restrictions applicable to national banks.

Beginning three years after the savings bank ceases to be a qualified thrift lender and has not converted to a bank charter, the savings bank would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. A savings bank may requalify as a qualified thrift lender if it thereafter complies with the Qualified Thrift Lender test.

Loans to One Borrower. Generally, savings banks may lend to a single or related group of borrowers an amount equal to 15% of the savings bank’s unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

The calculation of capital includes the savings bank’s total Tier 1 and Tier 2 capital, plus the balance of the savings bank’s allowance for loan and lease losses not already included in the total Tier 1 and Tier 2 capital. Savings banks may rely primarily on information from their most recent quarterly reports of financial condition.

Payment of Dividends. There are statutory and regulatory limitations on the payment of dividends by a thrift. In general, the ability of a thrift to pay a dividend to its parent-holding company is governed by the OTS’ capital distribution regulation. The OTS regulation established three tiers of savings banks based primarily on a savings bank’s capital level. A savings bank that exceeds all capital requirements before and after the proposed capital distribution (Tier 1 association) and has not been advised by the OTS that it is in need of more than normal supervision could, after prior notice, but without the approval of the OTS, make a capital distribution during a calendar year equal to the greater of 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or 75% of the savings bank’s net income for the previous four quarters.

Any additional capital distributions require prior regulatory approval. In addition, any dividend from a savings bank to its parent-holding company must be preceded by a notice to, and no objection from, the OTS.

A Tier 2 association is required to obtain OTS approval before it can make a capital distribution. A Tier 2 association may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on its risk-based capital level. The OTS can prohibit a proposed capital distribution by a savings bank, which would otherwise be permitted by the regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.

A Tier 3 association is prohibited from making a capital distribution.

Brokered Deposits. In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC has implemented restrictions on the acceptance of brokered deposits. In general, only “well capitalized” financial institutions may accept brokered deposits. The Bank expects that it will be a “well capitalized” financial institution and may accept some brokered deposits to fund its liquidity and loan demand needs.

Community Reinvestment Act. The Community Reinvestment Act of 1977 and the implementing regulations of the OTS and the FDIC are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The Bank will be subject to examinations to determine whether it is complying with these regulations. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of another financial institution. An unsatisfactory record can substantially delay or block the transaction.

Office of Thrift Supervision Assessments. Federally-chartered savings banks are required by OTS regulation to pay assessments to the OTS to fund its operations. The general assessment, to be paid semiannually, is computed upon a savings bank’s total assets, including consolidated subsidiaries, as reported in the savings bank’s latest quarterly thrift financial report. The Bank will be required to pay such assessments semi-annually.

The Federal Home Loan Bank System

The Bank will be a member of the Federal Home Loan Bank System which consists of 12 regional Federal Home Loan Banks. These banks provide a central credit source primarily for their member banks. As a member of the Federal Home Loan Bank of Atlanta, The Bank will be required to acquire and hold shares of capital stock in Federal Home Loan Bank of Atlanta in an amount equal to at least equal to 1% of the aggregate principal amount of its residential mortgage loans and similar assets at the beginning of each year, or 1/20th of its advances (borrowings) from the Federal Home Loan Bank of Atlanta, whichever is greater. These advances must be secured by specified types of collateral and may be obtained for the purpose of providing funds for residential housing finance.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent savings banks and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in them imposing a higher rate of interest on advances to members. There can be no assurance that the value of the Federal Home Loan Bank of Atlanta stock held by The Bank will not decrease as a result of any new legislation.

The Federal Reserve System

The regulations of the Federal Reserve require financial institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% be maintained against aggregate transaction accounts of $47.6 million or less (subject to adjustment by the Federal Reserve). The first $7 million of transaction account balances are exempted from the reserve requirements. Transaction account balances in excess of $47.6 million require reserves of $1,218,000, plus 10% of transaction accounts in excess of $47.6 million. Because required reserves must be maintained in the form of vault cash, a non-interest bearing account at a Federal Reserve

Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. Federal Home Loan Bank System members are also authorized to borrow from a Federal Reserve Bank “discount window,” however; Federal Reserve regulations require banks to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its consolidated financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (“Issue 03-1”). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-than-Temporary Impairment” component of this consensus has been postponed. Management cannot determine the effect of the adoption of this guidance on the Company’s consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company’s 2006 consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

ITEM 2. DESCRIPTION OF PROPERTY

Partners Bank intends to initially operate from two locations, with Partners Financial Corporation’s headquarters located at the Bank’s main office.

Mission Square Office

Partners Bank’s initial main office will be a storefront located in a strip retail shopping center at 1575 Pine Ridge Road, Naples, Florida. Partners Financial Corporation is currently using this office as its headquarters and will continue to do so after the Bank opens for business. The office consists of 2,850 square feet and is leased at an initial rate of $7,660 per month, beginning in December 2004. The lease term is for eight months ending August 2005, with an initial six-month renewal option and a subsequent five-year renewal option. Subject to regulatory approval, we plan to use this facility as a bank branch office after our Airport Road facility is ready for occupancy.

Airport Road Office

Temporary Facility-The Bank also intends to operate an office from a site on Airport Road. Initially, this facility will be a branch office operated out of a 1,584 square foot modular unit. This unit requires extensive exterior modifications for it to meet the Naples’ municipal code. This work will include the addition of a façade and a porch, as well as some stucco work. The city of Naples has also required that the lot be filled and that certain infrastructure such as driveways be installed prior to our operating out of this facility. We currently anticipate opening this temporary branch office in the third quarter of 2005.

Permanent Facility-We have contracted to purchase an office condominium on this same site. When it is ready for occupancy, we intend to apply to the Office of Thrift Supervision to redesignate the Airport Road office as the Bank’s main office. At that time, we also intend to relocate PFC’s headquarters to this site.

Partners Bank is expected to purchase a unit of approximately 7,200 square feet at an estimated cost of $2,000,000. Partners Financial Corporation is expected to purchase a unit of approximately 4,800 square feet at an estimated cost of $1,355,000. Since the construction prices, including the build-out of the offices, are based on the developer’s actual costs, the final, actual amounts may differ from these current estimates.

PFC will originally purchase a half interest in all of the real estate related to the entire project and then transfer approximately a 60% interest to the Bank at the time the construction is complete. Also at that time, both the holding company and the Bank will purchase the condominium building units from the developer.

Goodlette Road Office

This freestanding office will be located approximately 300 yards west of the Mission Square office, in an outparcel of a neighboring shopping center known as Magnolia Square (on the northeast corner of Goodlette Frank Road and Pine Ridge Road, Naples Florida). We will relocate our Mission Square office to this location when construction is complete and any regulatory requirements are satisfied. We intend to lease 4,000 square feet for a branch office of Partners Bank. We have not yet finalized the lease terms or negotiated a lease agreement on this facility. We expect the Goodlette Road office to be ready for occupancy in the second quarter of 2006.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which we are a party or to which any of our properties are subject. We are not aware of any material proceedings being contemplated by any governmental authority, nor are we aware of any material proceedings, pending or contemplated, in which any director, officer, affiliate or any principal security holder of 10% or more of the common stock of PFC, or any associate of the foregoing is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of PFC’s fiscal year: January 1, 2005 to March 31, 2005

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

No market exists for the common shares of PFC. It is not anticipated that an active public market will develop for the common shares of PFC because, at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System. No dividends were paid on PFC common stock. As of June 10, 2005, PFC common stock was held by approximately 14 shareholders.

Our ability to pay cash dividends will depend almost entirely upon the amount of dividends that the Bank will be permitted to pay by statute or regulation. Additionally, Florida law provides that we may only pay dividends if the dividend payment would not render us insolvent, or unable to meet our obligations as they come due. The Bank’s ability to pay dividends and make other capital distributions is limited by federal law and regulations. A savings bank which is in compliance with current minimum capital requirements is generally permitted to dividend out various levels of capital depending upon compliance with fully phased in capital requirements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Development Stage

We are still in the development stage, and will remain in that state until our pending offering is completed. We have funded our start-up and organization costs through the proceeds from preferred stock issued to our directors.

As of March 31, 2005, we have incurred an accumulated deficit of $228,000. These funds have been spent on salaries, equipment, legal and accounting fees, application fees and other operating expenses.

In our opinion, the proceeds from our pending offering will satisfy our cash requirements for our first years of operation. It is not anticipated that we will find it necessary to raise additional funds to make expenditures required to operate our business over the next 12 months. All anticipated material expenditures for such period have been identified and budgeted for from the proceeds of our offering.

We have also obtained a $500,000 line of credit from the Independent Bankers’ Bank of Florida to fund expenses during the organizational period. We anticipate that this line and the $235,000 in preferred stock issued to organizers will provide us with the necessary liquidity to continue our organizational and pre-opening activities until we complete the offering.

General

Our primary focus, both as to deposits and loans, will be on small to mid-sized businesses, professionals and consumers and retirees of the Collier and Lee Counties banking market. Specifically, we intend to target real estate developers and residential construction companies, retail businesses, physicians, accountants, architects, attorneys and retirees as potential customers.

We believe that if our product mix is competitive, we will succeed in implementing our business plan. Our success will come from a focus on enhanced customer service as a community bank, knowledge of the local market and customer base, and by providing the customer relationships which larger regional banks may be either unwilling or unable to provide.

Our primary marketing efforts will be personal calls on potential business customers. Our officers will be active in local civic and social clubs. Our directors, most of whom are long-time Naples residents, will play a large part in providing business referrals. Utilizing these referrals, we will sponsor small, social events to introduce our operations. We will also utilize local media outlets, such as radio and billboard advertising to increase the market’s awareness of our operations.

Despite having a full line of products and believing to have the management and staff needed to implement our strategy, there is the risk that we will not be able to implement our business plan. This could occur if we are unable to attract deposits at a reasonable cost or fail to attract loan customers of sufficient credit worthiness or who require funding on terms as to make their relationship profitable.

Loans

The primary focus of our business plan is to solicit and make loans which will promote home financing. We project that construction loans for residential properties and permanent mortgages for residential properties will be the largest segment of our loan portfolio. Our market area is one of the fastest growth areas in the nation. Housing is typically more expensive in the Naples area than elsewhere in Florida: the median house in Naples costs $257,000. The location of our offices will be in high growth areas with more moderate incomes.

We expect housing growth in our local market to be affected by local impact fees assessed on housing and commercial real estate construction, which are the highest in the State of Florida. Environmental issues and growth management initiatives will also be factors that affect our growth more than national economic conditions. Despite added costs brought on by impact fees and environmental and growth management regulations, housing growth in our market has continued to thrive. The first-time-home-buyer market segment has also been extremely strong in southwest Florida for the last several years.

In addition, office buildings for professionals, especially in the medical and health care industry, which must keep up with the aging population in southwest Florida, are needed to accommodate the expanding population. The strong housing market, coupled with the growing commercial real estate market will give The Bank the opportunity to offer construction loans, longer term mortgage loans to be maintained in our portfolio and mortgage originations for sale in the secondary market. Home and office buyers and builders who obtain financing with us will also be targeted with deposit marketing efforts.

Deposits

The Bank intends to be very competitive on its products and services in order to garner local market share. Due to the number of retirees living off of their savings in our market area, our potential customer is likely to be very sensitive to interest rates. Therefore, cost of funds in the market tends to be higher than elsewhere. We believe we will have some advantage in raising deposits as mergers have eliminated some local and Florida-based competition. SouthTrust has been acquired by North Carolina-based Wachovia; Southern Community Bank has been purchased by First National Bank of Florida, which has been Florida’s largest independent bank with headquarters in Naples, but has now been acquired by Ohio-based Fifth Third Bank. Customers of the acquired banks make up 19.2% of our deposit market and will be targeted by us.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Naples, Florida

Audited Financial Statements

At March 31, 2005 and for the Period from February 11, 2004

(Date of Incorporation) to March 31, 2005

(Together with Report of Independent Registered Public Accounting Firm)

Index to Financial Statements

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

Partners Financial Corporation

Naples, Florida:

We have audited the accompanying balance sheet of Partners Financial Corporation (the “Company”) as of March 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from February 11, 2004 (date of incorporation) to March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2005, and the results of its operations and its cash flows for the period from February 11, 2004 (date of incorporation) to March 31, 2005, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

June 28, 2005

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Balance Sheet

March 31, 2005
Assets
Cash	$32,221
Equipment	140,265
Prepaid common stock offering costs	62,884
Deposits on property and equipment	149,309
Other assets	27,148

Total	$411,827

Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	3,872
Note payable	401,050

Total liabilities	404,922

Commitments and related party transactions (Notes 3 and 5)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 2,350 shares issued and outstanding	235,000
Common stock, $.01 par value, 9,000,000 shares authorized, none issued or outstanding	—
Deficit accumulated during the development stage	(228,095)

Total stockholders’ equity	6,905

Total	$411,827

See Accompanying Notes to Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Statement of Operations

Period from February 11, 2004 (Date of Incorporation) to March 31, 2005
Organizational expenses	$228,095

Net loss accumulated during the development stage	$228,095

See Accompanying Notes to Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Statement of Stockholders’ Equity

Period from February 11, 2004 (Date of Incorporation) to March 31, 2005

	Preferred Stock	Common Stock	Accumulated Deficit	Total Stockholders’ Equity
Net loss accumulated during the development stage	$—	—	(228,095)	(228,095)
Issuance of preferred stock	235,000	—	—	235,000

Balance at March 31, 2005	$235,000	—	(228,095)	6,905

See Accompanying Notes to Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Statement of Cash Flows

Period from February 11, 2004 (Date of Incorporation) to March 31, 2005
Cash flows used in organizational activities during the development stage:
Net loss accumulated during the development stage	$(228,095)
Increase in other assets	(27,148)
Increase in other liabilities	3,872

Cash flows used in organizational activities during the development stage	(251,371)

Cash flows from investing activities:
Purchase of equipment	(140,265)
Deposits on property and equipment	(149,309)

Net cash used in investing activities	(289,574)

Cash flows from financing activities:
Proceeds received from organizers	130,000
Proceeds from issuance of preferred stock	105,000
Proceeds from note payable	401,050
Payment of common stock offering costs	(62,884)

Net cash provided by financing activities	573,166

Net increase in cash	32,221

Cash at beginning of period	—

Cash at end of period	$32,221

Supplemental disclosures of cash flow information-
Cash paid during period for:
Interest	$—

Income taxes	$—

Noncash transaction-
Transfer of due to organizers to preferred stock	$130,000

See Accompanying Notes to Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Notes to Financial Statements

At March 31, 2005 and the Period from February 11, 2004

(Date of Incorporation) to March 31, 2005

(1) Summary of Significant Accounting Policies

General. Partners Financial Corporation (the “Company”) was incorporated on February 11, 2004 in the State of Florida. The Company plans to acquire 100% of the outstanding shares of Partners Bank (the “Bank”), which is planned to be chartered as a federal savings bank and located in Naples, Florida. The operations of the Company, which initially are intended to consist solely of the ownership of the Bank, have not commenced as of March 31, 2005. Therefore, with the exception of organizational costs, which are being expensed when incurred, accounting policies have not been established. The Company has adopted a fiscal year end of March 31.

Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Organization

On October 18, 2004, the Organizers of the Company filed applications for authority to become a thrift holding company and to organize a federally chartered savings bank with the Office of Thrift Supervision (“OTS”) and on October 19, 2004, the Organizers filed an application for federal deposit insurance with the Federal Deposit Insurance Corporation which was declared complete on January 28, 2005.

(3) Commitments

The Company has entered into a purchase agreement dated October 19, 2004 to purchase a parcel of land for $996,000 for which they have paid a $96,000 deposit. The Company expects to close on the purchase of this property in the second quarter of fiscal 2005. The Company plans to purchase the parcel of land with the proceeds from the sale of common stock (see Note 5). The Company expects to construct on this land the main office of the Bank and an office for the Company. The developer of this project is related to a director of the Company. Also architectural services of approximately $107,000 will be provided by a company owned by a director.

The Bank’s initial main office will be a store front located in a strip retail shopping center. The lease is for $7,660 a month which expires in August 2005 and has a six month and five year renewal option. The Company expects to use this location as a branch office after the main office facility is completed. The Company utilized the services of businesses owned by two directors for architectural and general contractor services at a total cost to the Company of approximately $12,900. The Company is currently negotiating a lease agreement for a new branch which will replace the store front location in fiscal 2006. This branch will be leased from a company owned by various directors.

(continued)

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Notes to Financial Statements, Continued

(4) Note Payable

On October 11, 2004, the Company obtained a $300,000 line of credit from the Independent Bankers’ Bank of Florida, Lake Mary, Florida. The line bears interest at the prime rate minus one percent. It is unsecured, but guaranteed by the Company’s Organizers. On November 15, 2004 the line was increased to $500,000. At March 31, 2005 the balance of the line outstanding was $401,050. This note payable was paid-off in May, 2005.

(5) Sale of Common Shares and Warrants

In a Prospectus dated March 18, 2005, the Company offered a total of 1,500,000 shares of its common stock to the public. During the offering period, 1,500,000 shares were included in units with a unit consisting of one share of common stock and one warrant. Each warrant will entitle the holder thereof to purchase one share of additional common stock at $10. The price per unit was $10. A total of 1,500,000 units were offered for sale. The warrants are exercisable during the 36 month period following the commencement of banking operations. After the sale of 1,500,000 units has been completed, up to 1,500,000 shares will be available to holders of the warrants. However there can be no assurance given that any of the warrants will be exercised. The Company expects to incur approximately $95,000 in offering costs relating to this sale. As of June 10, 2005, the Company has issued 150,000 shares of common stock to 14 shareholders for $1.5 million.

The Company intends to adopt a directors’ warrant plan. This plan will only be adopted if the OTS consents. In the proposed plan the exercise price of the warrant will be will be $10 per share. The warrant will vest over a four year period and expire in five years.

(6) Preferred Stock

The Organizers of the Company contributed $130,000 to the Company for organizational expenses incurred by the Company. On October 14, 2004, the Company extinguished its $130,000 in debts due to its Organizers by issuing 1,300 shares of its Class A Preferred Stock, no par value (“Preferred Stock”). The Preferred Stock may be redeemed by the Company at any time for $100 per share and will only pay a dividend when and if declared by the Board of Directors. Holders of the Preferred Stock do not have voting rights, but do have a liquidation preference in the event the Company is liquidated or dissolved.

At March 31, 2005, the Company had sold a total of 2,350 shares of Class A Preferred Stock to the Organizers for $235,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in accountants took place during the fiscal year covered by this report.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed with the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of PFC concluded that PFC’s disclosure controls and procedures were effective for the above described purpose.

Changes in Internal Controls

The Company made no changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer of the Company.

ITEM 8B. OTHER INFORMATION

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of its fiscal year: January 1, 2005 to March 31, 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following is a brief summary of our directors’ and executive officers’ business, professional and civic experience.

Name	Age	Position
Ralph Abercia (1)	81	Director
James E. Boughton	52	Director
Jerome J. Bushman	62	Director
Jack J. Crifasi, Jr.	56	Director
Howard F. Crossman, Jr.	61	Director
John M. DeAngelis	36	Director
Charles T. DeBilio	42	Chief Financial Officer
Sam F. Hamra	72	Director
John V. Hoey, III	58	Director
J. David Huber	58	Director
Samuel J. Saad, Jr.	55	Director
Steven M. Watt	53	Director
James S. Weaver	61	President, CEO and Director
David R. White	57	Director
John G. Wolf	58	Chairman
Donald J. York	68	Senior Credit Officer

(1)	In June 2005 Ralph Abercia is resigned as a director for health reasons.

Ralph Abercia has been a self-employed attorney and real estate developer for over fifty years in Houston, Texas. He is currently the owner of several of his own businesses, which include Ralph Abercia Investments, specializing in commercial real estate, Ralph Abercia, Attorney at Law, concentrating on civil trial litigation, Lou-Tex Medical Ventures, LLC, and Valley Hi Center, LLC. He is also the founder and an advising director of E.E. Properties, Inc. In addition, he is a consultant and attorney for both United Utilities, Inc. and the National Association of Mature Americans. He was also a director of Liberty Bank in Houston, Texas in the 1970s. Mr. Abercia received a Bachelor of Arts from the University of Houston and a Bachelor of Laws from South Texas College.

James E. Boughton has been the owner and President of Boughton Architects, Inc. in Naples, Florida since 1992 and received a Bachelor of Architecture from Kent State University in 1976. Since 2003, he has been the owner and Vice President of Internet Marketing Group of Naples, Inc., an internet marketing firm.

Jerome J. Bushman is the founder of Bushmans, Inc., an agricultural firm and The Bushman Group, a private venture firm specializing in manufacturing and finance. He also is the President and Chairman of the Board of First Southeastern Banc Group, Inc. of Minnesota in Harmony, Minnesota, which is the holding company for First Southeast Bank in Harmony and Canton State Bank in Canton, Minnesota.

Jack J. Crifasi, Jr. is the President of Crifasi Enterprises, Inc., a real estate development company in Naples, Florida. He is also a Florida licensed real estate broker and the President of Crifasi Real Estate, Inc., also in Naples. In addition, Mr. Crifasi is involved as a director, shareholder or manager of several other companies. Mr. Crifasi received a Bachelor of Arts degree from Southern Illinois University in 1971.

Howard F. Crossman Jr. is a Certified Public Account and the owner of his own CPA firm located in Naples, Florida. He is a former partner of KPMG, LLP in New York, New York where he worked for over 34 years. In 1965, Mr. Crossman received a degree of Bachelor of Science degree in accounting from the University of Connecticut.

John M. DeAngelis is currently the Vice President and part owner of DeAngelis Diamond Construction, Inc., a general contracting and construction management firm in Naples, Florida. He is a general contractor licensed by the State of Florida. Mr. DeAngelis is also involved in the management and ownership of several real estate development and property management companies located in Naples. He is a graduate of the University of Florida School of Building Construction.

Charles T. DeBilio is Chief Financial Officer and is a Certified Management Accountant with over fifteen years of accounting experience and a Bachelor of Science in Accounting from the University of South Florida. Within the banking industry, Mr. DeBilio has held the positions of Chief Accounting Officer and Vice President/Controller of Bancshares of Florida, Inc. in Naples, Florida during the period from 2002 to 2004. He was also the Financial Reporting specialist of Chittenden Trust Corporation in Burlington, Vermont from 1997 to 1998. From 1988 until their acquisition in 1994 he held various accounting and finance related positions at BancFlorida Financial Corporation in Naples, Florida. He has also held similar positions in the food service and lumber manufacturing/timber harvesting industries.

Sam F. Hamra is an attorney licensed and practicing in the State of Missouri. He is also the Chairman and Chief Executive Officer of Hamra Enterprises, which controls Wendy’s of Missouri, Inc., which owns and operates twenty-three Wendy’s restaurants, Chicago Bread, LLC, and Boston Bread, LLC, which owns and operates thirty-six Panera Bread Cafes, SJH Inns, LP, and Jade Properties, LLC. He was a director of Missouri State Bank from 1999 to 2003. Mr. Hamra has a Bachelor of Science degree in business administration and a Bachelor of Laws from the University of Missouri. He also has served in the past on the Boards of Directors of Landmark Bancshares Corporation, Landmark Bank of Southwest Missouri, and Union Planters Bank of Southwest Missouri.

John V. Hoey, III is a former managing partner of Lawrence, Donnell, Marcus LLP in New York, New York, a member of the New York Stock Exchange. He was with this company from 1981 until his retirement in 1995.

J. David Huber is currently an executive managing director and is a past President of BISYS, a financial outsourcing company located in Columbus, Ohio. He is also a Chartered Financial Analyst (CFA) and was a licensed securities broker from 1987 to 2003. Mr. Huber received his Bachelor of Science degree and a Masters degree in business administration from Ohio State University. In addition, he is currently the Chairman of AmSouth Funds.

Samuel J. Saad, Jr. is the former owner of Sam Saad & Associates, a manufacturers’ representative firm located in Omaha, Nebraska, from which he retired in 2000. He currently lives in Naples, Florida. Mr. Saad received a Bachelor of Science degree in business administration from the University of Denver. He has a limited partnership interest in BH Equities, LLC, a real estate investment company.

Steven M. Watt has been the President and owner of Gulfshore Homes, a real estate and construction company located in Bonita Springs, Florida, since 1994. He holds a Bachelor of Science degree from Ithaca College.

James S. Weaver is the Chief Executive Officer and President of both Partners Financial Corporation and Partners Bank and has over 36 years of experience exclusively in the banking industry. From 2002 until 2003, Mr. Weaver was the President and Chief Executive Officer of Marine National Bank in Naples, Florida and President of its parent holding company Marine Bancshares, Inc. After leaving this company upon its sale, he took time to evaluate his professional options and then joined Partners Financial Corporation in August 2004. He was also the President and Chief Executive Officer of Village Banc of Naples and Naples Area President of its successor, Harris Trust/Bank of Montreal from 1997 to 2001, when he resigned to join Marine National Bank. Since 1968, Mr. Weaver has held numerous senior executive officer positions at banks throughout Florida and South Carolina.

David R. White served as President of White Tire Distributors, Inc. in Roanoke, Virginia from 1972 until 2000, when the business was sold. Since 2000, he has been a principal in two companies which lease the commercial property on which the business operates. From 1997 to 1998, he was the regional director of Central Fidelity Bank in Virginia. Mr. White has a Bachelor of Arts degree in economics from Emory & Henry University in Emory, Virginia.

John G. Wolf served as a member of the Board of Directors of Citizens Community Bancorp, Inc. from 1997 to 2001. While at Citizens Community Bancorp, Inc., he served as Assistant Treasurer, Chairman of the Audit Committee and Chairman of the Strategic Planning Committee. He is a passive investor in commercial real estate projects in Lee and Collier Counties, Florida. He is a former director of the Florida Sports Shooting Association and a former member of the Governor’s Council on Sports and Fitness. Mr. Wolf is a practicing dentist in Naples, Florida. Mr. Wolf has a Bachelor of Science degree and a Doctorate of Dental Surgery from Temple University.

Donald J. York is Executive Vice President of both Partners Financial Corporation and Partners Bank and has over 40 years of experience exclusively in the banking and finance industry. He has served as President, Chief Executive Officer and Director of two local community banks and was one of the founders of three de novo banks in Collier County. He is a member of the Cleveland Clinic Leadership Board and is active in many Collier County civic and charitable organizations. He attended Purdue University, The Graduate School of Banking at the University of Wisconsin, The National Commercial Lending School at the University of Oklahoma and the American Institute of Banking.

As of March 31, 2005, PFC’s Board was still considering whether to adopt a specific code of ethics that applies to its principal executive officer and principal financial officer, but has not been able to reach a final decision because of a management focus on completing the organization of the company and its stock offering.

ITEM 10. EXECUTIVE COMPENSATION

Board Compensation

PFC may issue warrants to the Company’s organizing directors to compensate them for the financial risk they have taken in funding our pre-opening and organizational expenses through the purchase of preferred stock, their guarantee of our line of credit, and the release of their subscription funds from escrow prior to the Bank opening for business. The warrants are also intended to compensate the directors for the time and effort they have expended in preparing our business plan and regulatory applications, selecting our sites, hiring our officers and staff, and developing our policies and marketing strategies.

To facilitate the grant of these warrants, PFC has adopted a Directors Warrant Plan, which will contain terms and conditions at least as restrictive as, and no more generous than, as follows:

•	For each unit a director purchases in PFC’s offering, the director will be issued a warrant to purchase one additional share;

•	These warrants will vest in five equal annual installments and have five year terms. The first installment will vest on the date the Bank opens for business and the final installment will vest on the fourth anniversary of that date. All warrants will expire on the fifth anniversary of the date the Bank opens for business;

•	Directors will be required to exercise or forfeit these warrants upon the direction of the Office of Thrift Supervision, if Partners Bank’s capital falls below its minimum requirements;

•	Warrants issued pursuant to this plan will not be transferable; and

•	The exercise price of these warrants will be $10.00 per share.

Prior to issuing these warrants, PFC will obtain the non-objection of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation for the Directors Warrant Plan. Therefore, it may be necessary to place greater regulatory-mandated restrictions on the warrants or reduce the amount of warrants to be granted to the directors. In no instance, however, will the Directors Warrant Plan permit less restrictive terms or use a formula which would result in directors receiving more warrants than what is disclosed above. In addition, we intend to register these warrants and the underlying shares with the Securities and Exchange Commission on a Form SB-2 or Form S-8 prior to issuing the warrants.

We will not pay our directors any fees for their services on the Boards or Board committees until we have achieved at least two consecutive quarters of profitable operations. Neither Board has determined the amount of any such fees, but we do not expect such fees to exceed the level of fees typically paid to directors of banks or companies of sizes, profitability or locations similar to ours. We will also not grant any stock options to any directors until the Board adopts a written stock option plan which obtains shareholder approval and any required regulatory approval.

Executive Compensation

The Company does not currently have any formal employment contracts with our executive officers or other employees. The Bank intends to enter into a written employment agreement with Mr. Weaver on or about the time the Bank commences operations. The terms of the employment agreement will be similar to those of other executive officers of similar institutions and will be subject to review and approval by the Office of Thrift Supervision.

We have not yet adopted a stock option program for our executive officers, employees or directors. We intend to adopt such a program prior to completion of this offering and will present it to our shareholders for their approval at our first Annual Meeting. The Office of Thrift Supervision will also likely impose certain requirements on such a program, which may include:

•	Options granted under a program must be contingent upon the program being approved by our shareholders;

•	No more than ten percent (and in no event more than 300,000) of the shares of PFC common stock outstanding at any time may be reserved for issuance upon the exercise of the options granted under the program;

•	The granting of options to an individual will be prohibited when such grants would give the individual in excess of 25% of the authorized options under the program;

•	Participants under the program will be required to exercise or forfeit their options if they leave our employment or upon the direction of the Office of Thrift Supervision, if the Bank’s capital falls below its minimum requirements. In addition executive officers who are participants in the program will be required to exercise or forfeit their options if the Bank becomes critically undercapitalized, subject to Office of Thrift Supervision enforcement action, or in receipt of a regulatory capital directive;

•	The maximum term of any option will be 10 years;

•	Options granted under the program will not be permitted to vest sooner than one year from the date of shareholder approval of the program, and options granted must vest in no less than three equal annual installments;

•	The program may only permit accelerated vesting upon a change of control, permanent disability, or death; and

•	Stock options granted under the program may not be granted with an exercise price less than the fair market value of our common stock on the date the option is granted.

The following Summary Compensation Table sets forth compensation information regarding our President and Chief Executive Officer, for the fiscal years beginning April 1st and ending March 31st.

	Annual Compensation (1)
Name and Principal Position	Year	Salary	Other Annual Compensation
James S. Weaver President and Chief Executive Officer PFC and Partners Bank	2004-05	$8,750	$53,336

Explanation of Columns:

(1)	Salary – The Company began paying Mr. Weaver his regular annual salary of $130,000 during March 2005. Prior to that Mr. Weaver was being paid, on a consulting basis, $6,667 per month. There were no additional forms of cash and non-cash compensation paid, awarded or earned during the period covered.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 10, 2005, the following table reflected the securities ownership of the Company’s directors and executive officers.

Name	Title of Class	Number of Shares Subscribed (1)	Percent of Class
Ralph Abercia	Common	11,538	7.69
James E. Boughton	Common	11,538	7.69
Jerome J. Bushman	Common	11,538	7.69
Jack J. Crifasi, Jr.	Common	11,538	7.69
Howard F. Crossman, Jr.	Common	11,538	7.69
John M. DeAngelis	Common	11,538	7.69
Charles T. DeBilio	Common	—	—
Sam F. Hamra	Common	11,538	7.69
John V. Hoey, III	Common	11,539	7.69
J. David Huber	Common	11,539	7.69
Samuel J. Saad, Jr.	Common	11,539	7.69
Steven M. Watt	Common	11,539	7.69
James S. Weaver	Common	—	—
David R. White	Common	11,539	7.69
John G. Wolf	Common	11,539	7.69
Donald J. York	Common	—	—

Total		150,000	100.0%

(1)	Includes shares for which the named person:
•	has sole voting and investment power;
•	has shared voting and investment power with a spouse, or
•	holds in an IRA or other retirement plan program.

Changes in Control

At March 31, 2005, the Company was not aware of any arrangements that may result in a change in control of it.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mission Square Office

Upon selecting this site, we utilized the services of businesses owned and/or controlled by directors James E. Boughton and John M. DeAngelis. Director Boughton’s architecture firm provided us with interior engineering and design services at a cost of $4,700. After this engineering work was completed, director DeAngelis’ company provided general contractor services for obtaining permits from Collier County and subcontracted the required electrical and plumbing work including adding electrical outlets, relocating overhead lighting, and moving and adding sprinklers. As part of these services, an employee of director DeAngelis’ company provided on-site supervisory services for five weeks. The costs of the subcontractors were passed through directly to us, and director DeAngelis’ firm charged us $8,149 in management fees. The total amount paid to director DeAngelis’ firm, including amounts paid to subcontractors, was $42,875. These transactions were approved by the disinterested members of our Boards of Directors.

Airport Road Office

Temporary facility. Partners Bank also intends to operate an office from a site at 3021 Airport-Pulling Road, Naples Florida. Initially, this facility will be a branch office operated out of a 1,584 square foot modular unit. This unit requires extensive exterior modifications for it to meet the City of Naples municipal code, and we have paid director Boughton’s firm $4,365 to assure that the facility meets the applicable building codes. We currently anticipate opening this temporary branch office in the third quarter of 2005.

Permanent facility. We have contracted to purchase an office condominium on this same site. When it is ready for occupancy, we will seek regulatory approval to designate this facility as Partners Bank’s home office. At that time, we also intend to relocate Partners Financial Corporation’s headquarters to this site.

The developer of this office condominium project is Dorsett Associates, LLC. Director DeAngelis owns a 5.26% interest in Dorsett Associates. In addition, director DeAngelis’ father owns 19.74%, and a business partner of director DeAngelis owns 5.26%, of the developer. Therefore, director DeAngelis and individuals closely related to him have a 30.26% interest in the developer.

Director Boughton’s firm has contracted with Dorsett Associates, LLC to provide architectural and design services for the development of which approximately $107,000 will be included in the total amount we will pay to the developer.

Furthermore, a contracting company owned by director DeAngelis and his business partner is expected to place a bid with the Dorsett Associates LLC to act as general contractor on the condominium building. It is uncertain whether that company will be awarded the bid or what the amount of the contract will be. Pursuant to the terms of our contract with the developer, we have no right to select the architect or the contractor; such decisions are in the sole discretion of the developer. These transactions are, or will be, between the directors’ business associates and the developer and we will not make any payments to the developer until after construction is completed. However, we will indirectly be involved in payments to related parties of our directors because our cost is based on the developer’s actual costs. For this reason, the transactions have been fully disclosed to our Boards, and will be updated when the terms have been finalized. With this knowledge, the disinterested members of the boards have approved the purchase contract with the Dorsett Associates LLC.

Goodlette Road Office

This freestanding office will be located approximately 300 yards west of the Mission Square office, in an outparcel of a neighboring shopping center known as Magnolia Square (on the northeast corner of Goodlette Frank Road and Pine Ridge Road, Naples, Florida). We will relocate our Mission Square office to this location when construction is complete and any regulatory requirements are satisfied. We intend to lease 4,000 square feet for a branch office of Partners Bank. We have not yet finalized the lease terms or negotiated a lease agreement on this facility. We expect the Goodlette Road office to be ready for occupancy in the second quarter of 2006.

A limited liability company (“Lessor Company”) owned by directors of the company will construct and own the building and will lease space to us. The rate of the lease will be determined by an independent lease appraisal. That appraisal and the lease will be subject to regulatory review. Directors Jack J. Crifasi, Jr. and James E. Boughton are the managing members of the Lessor Company, and the other members are directors Jerome J. Bushman, Howard F. Crossman, Jr., Sam F. Hamra, J. David Huber, Samuel J. Saad, Jr. and David R. White, and director John V. Hoey, III’s spouse. These nine members each own one-ninth of the equity interests in the Lessor Company.

This office location and lease/ownership relationship has been discussed in detail by the Boards and approved in concept. Prior to entering the lease, the disinterested directors of Partners Bank (Steven M. Watt, James S. Weaver and John G. Wolf) will review, discuss and approve the lease. The directors with ownership interests in the Lessor Company as well as director DeAngelis will not participate in those discussions and will abstain from any votes related to the lease. Further, since the Lessor Company is owned, directly or indirectly, entirely by directors of Partners Financial Corporation and Partners Bank who constitute a majority of the members of both boards, we have decided to obtain an independent appraisal to confirm that the terms of the lease are at least as favorable to us as could be obtained from an unrelated third party.

In addition, it is expected that the businesses associated with directors DeAngelis and Boughton will provide services to the Lessor Company. Mr. DeAgelis’ firm may be selected by the Company as the project’s contractor and Mr. Boughton’s firm may be selected as the project’s architect.

ITEM 13. EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Registration Statement. The Exhibits denominated with an (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Committee on October 29, 2004, the Exhibits denominated with a (b) were filed with the Company’s Pre-Effective Amendment Number four to Form SB-2 which was filed with the Securities and Exchange Commission on March 16, 2005.

Exhibit Number	Description of Exhibit

(a) 3.1	Articles of Incorporation

(a) 3.2	Bylaws

(a) 4.1	Specimen Common Stock Certificate

(b) 4.2	2004 Warrant Plan – included in Prospectus as Appendix A

(b) 4.3	Form of Proposed Directors Warrant Plan

(a) 10.1	Sales Contract for Main Office

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 – President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 Under the Securities Exchange Act of 1934 – President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 Under the Securities Exchange Act of 1934 – Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Hacker, Johnson, & Smith, P.A. served as our independent auditors for the period ended March 31, 2005.

PFC has been advised by Hacker, Johnson & Smith, P.A. that none of its members, or any of its associates, has any direct financial interest or material indirect financial interest in PFC or its subsidiaries.

Fees paid to Hacker, Johnson & Smith, P.A. for professional services during the period ended March 31, 2005 were as follows:

Audit Fees: The aggregate fees billed for professional services by Hacker, Johnson & Smith, P.A. in connection with the audit of the financial statements for period ended March 31, 2005, were $8,500 No other fees were paid to Hacker, Johnson & Smith, P.A. during the covered period.

SIGNATURES

In accordance with Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Partners Financial Corporation

Dated: July 6, 2005	By:	/s/ James S. Weaver
James S. Weaver
Chief Executive Officer

Dated: July 6, 2005	By:	/s/ Charles T. DeBilio
Charles T. DeBilio
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/ James Boughton James Boughton, Director	July 6, 2005 Date

/s/ Jerome J. Bushman Jerome J. Bushman, Director	July 8, 2005 Date

/s/ Jack J. Crifasi, Jr. Jack J. Crifasi, Jr., Director	July 7, 2005 Date

/s/ Howard S. Crossman Howard Crossman, Director	July 8, 2005 Date

/s/ John M. DeAngelis John M. DeAngelis, Director	July 6, 2005 Date

/s/ Sam F. Hamra Sam F. Hamra, Director	July 8, 2005 Date

/s/ John V. Hoey John V. Hoey, Director	July 6, 2005 Date

/s/ John D. Huber John D. Huber, Director	July 6, 2005 Date

/s/ Samuel J. Saad, Jr. Samuel J. Saad, Jr., Director	July 6, 2005 Date

Steven M. Watt, Director	Date

/s/ James S. Weaver James S. Weaver, Director, President and CEO	July 7, 2005 Date

David R. White, Director,	Date

/s/ John G. Wolf John G. Wolf, Chairman of the Board	July 7, 2005 Date