Form 10QSB
period 2005-06-30
Partners Financial CORP
filed 2005-08-10
CIK 1306352

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 333-120068

PARTNERS FINANCIAL CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	20-1566911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4085 Tamiami Trail North, Suite B204

Naples, Florida 34103

(Address of Principal Executive Offices)

(239) 434-2069

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	150,000 shares
(class)	Outstanding at July 26, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets - At June 30, 2005 (unaudited) and at March 31, 2005	2

Condensed Statements of Operations - Three Months Ended June 30, 2005 and For the Period from February 11, 2004 (Date of Incorporation) to June 30, 2005 (unaudited)	3

Condensed Statements of Stockholders’ Equity - Three Months Ended June 30, 2005 and For the Period from February 11, 2004 (Date of Incorporation) to June 30, 2005 (unaudited)	4

Condensed Statements of Cash Flows - Three Months Ended June 30, 2005 and For the Period from February 11, 2004 (Date of Incorporation) to June 30, 2005 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6-7

Review by Independent Registered Public Accounting Firm	8

Report of Independent Registered Public Accounting Firm	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11-12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

SIGNATURES	13

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets

	June 30, 2005	March 31, 2005
	(Unaudited)
Assets

Cash	$147,038	32,221
Equipment	415,426	140,265
Prepaid common stock offering costs	81,691	62,884
Deposits on property and equipment	201,611	149,309
Other assets	103,304	27,148

Total assets	$949,070	411,827

Liabilities and Stockholders’ Equity

Liabilities:
Other liabilities	—	3,872
Note payable	—	401,050

Total liabilities	—	404,922

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 2,350 shares issued and outstanding at March 31, 2005; none outstanding at June 30, 2005	—	235,000
Common stock, $.01 par value, 9,000,000 shares authorized, 150,000 issued and outstanding at June 30, 2005	150,000	—
Additional paid-in capital	1,350,000	—
Deficit accumulated during the development stage	(550,930)	(228,095)

Total stockholders’ equity	949,070	6,905

Total liabilities and stockholders’ equity	$949,070	411,827

See Accompanying Notes to Condensed Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30, 2005	For the Period from February 11, 2004 (Date of Incorporation) to June 30, 2005
Organizational expenses	$322,835	550,930

Net loss	$322,835

Deficit accumulated during the development stage		550,930

Loss per share, basic and diluted	$(5.60)

Weighted-average number of common shares outstanding, basic and diluted	57,690

See Accompanying Notes to Condensed Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Condensed Statements of Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at February 11, 2004	$—	—	—	—	—
Net loss accumulated during the development stage (unaudited)	—	—	—	(550,930)	(550,930)
Issuance of preferred stock	235,000	—	—	—	235,000
Redemption of preferred stock (unaudited)	(235,000)	—	—	—	(235,000)
Issuance of common stock (unaudited)	—	150,000	1,350,000	—	1,500,000

Balance at June 30, 2005 (unaudited)	—	150,000	1,350,000	(550,930)	949,070

Balance at March 31, 2005	235,000	—	—	(228,095)	6,905
Net loss accumulated during the development stage for the three months ended June 30, 2005 (unaudited)	—	—	—	(322,835)	(322,835)
Redemption of preferred stock (unaudited)	(235,000)	—	—	—	(235,000)
Issuance of common stock (unaudited)	—	150,000	1,350,000	—	1,500,000

Balance at June 30, 2005 (unaudited)	$—	150,000	1,350,000	(550,930)	949,070

See Accompanying Notes to Condensed Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended June 30, 2005	For the Period from February 11, 2004 (Date of Incorporation) to June 30, 2005
Cash flows used in organizational activities during the development stage:
Net loss accumulated during the development stage	$(322,835)	(550,930)
Increase in other assets	(76,156)	(103,304)
Decrease in other liabilities	(3,872)	—

Cash flows used in organizational activities during the development stage	(402,863)	(654,234)

Cash flows used in investing activities:
Purchase of equipment	(275,161)	(415,426)
Deposits on property and equipment	(52,302)	(201,611)

Net cash used in investing activities	(327,463)	(617,037)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,500,000	1,500,000
Proceeds from issuance of preferred stock	—	105,000
Proceeds from organizers	—	130,000
Redemption of preferred stock	(235,000)	(235,000)
Proceeds from note payable	—	401,050
Repayment of note payable	(401,050)	(401,050)
Payment of common stock offering costs	(18,807)	(81,691)

Net cash provided by financing activities	845,143	1,418,309

Net increase in cash	114,817	147,038

Cash at beginning of period	32,221	—

Cash at end of period	$147,038	147,038

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$6,243	6,243

Income taxes	$—	—

Noncash transaction-
Transfer of due to organizers to preferred stock	$—	130,000

See Accompanying Notes to Condensed Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

General. Partners Financial Corporation (the “Company”) was incorporated on February 11, 2004 in the State of Florida. The Company plans to acquire 100% of the outstanding shares of Partners Bank (the “Bank”), which is planned to be chartered as a federal savings bank and located in Naples, Florida. The operations of the Company, which initially are intended to consist solely of the ownership of the Bank, have not commenced as of June 30, 2005. Therefore, with the exception of organizational costs, which are being expensed when incurred, accounting policies have not been established. The Company did not incur any expenses as of June 30, 2004. The Company has adopted a fiscal year end of March 31.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005 and the results of operations and cash flows for the three-month period ended June 30, 2005 and the period from February 11, 2004 (date of incorporation) to June 30, 2005. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending March 31, 2006.

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

Loss Per Share. Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding common stock warrants are not considered dilutive securities due to the loss incurred by the Company.

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

The Company has entered into a purchase agreement dated October 19, 2004 to purchase a parcel of land for $996,000 for which they have paid a $96,000 deposit. The Company expects to close on the purchase of this property in the second quarter of fiscal 2006. The Company plans to purchase the parcel of land with the proceeds from the sale of common stock (see Note 5). The Company expects to construct on this land the main office of the Bank and an office for the Company. The developer of this project is related to a director of the Company. Also architectural services of approximately $107,000 will be provided by a company owned by a director.

(continued)

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited), Continued

(3)	Commitments, Continued

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

On October 11, 2004, the Company obtained a $300,000 line of credit from the Independent Bankers’ Bank of Florida, Lake Mary, Florida. The line bore interest at the prime rate minus one percent. It was unsecured, but guaranteed by the Company’s Organizers. On November 15, 2004 the line was increased to $500,000. At March 31, 2005 the balance of the line outstanding was $401,050. This note payable was paid-off in May, 2005 with proceeds from the sale of common stock to our Organizers.

(5)	Sale of Common Shares and Warrants

The Company has offered a total of 1,500,000 shares of its common stock to the public. During the offering period, 1,500,000 shares were included in units with a unit consisting of one share of common stock and one warrant. Each warrant will entitle the holder thereof to purchase one share of additional common stock at $10. The price per unit was $10. A total of 1,500,000 units were offered for sale. The warrants are exercisable during the 36 month period following the commencement of banking operations. After the offering has been completed, up to 1,500,000 shares will be available to holders of the warrants. However there can be no assurance given that any of the warrants will be exercised. The Company expects to incur approximately $110,000 in offering costs relating to this sale. As of June 30, 2005, the Company has issued 150,000 shares of common stock to 13 shareholders for $1.5 million.

The Company intends to adopt a directors’ warrant plan. This plan will only be adopted if the OTS consents. In the proposed plan the exercise price of the warrant will be will be $10 per share. The warrant will vest over a four year period and expire in five years.

(6)	Preferred Stock

The Organizers of the Company initially contributed $130,000 to the Company for organizational expenses incurred by the Company. On October 14, 2004, the Company extinguished its $130,000 in debts due to its Organizers by issuing 1,300 shares of its Class A Preferred Stock, no par value (“Preferred Stock”). From January through April 2005, the Company sold an additional 1,050 shares of the Preferred Stock to the Organizers for $105,000, In May 2005, the Company redeemed $235,000 of Preferred Stock which represented all outstanding shares of this class.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2005, and for the three-month period ended June 30, 2005 and the period from February 11, 2004 (date of incorporation) to June 30, 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Partners Financial Corporation

Naples, Florida:

We have reviewed the accompanying interim condensed balance sheet of Partners Financial Corporation (the “Company”) as of June 30, 2005, and the related condensed statements of operations, stockholders’ equity and cash flows for the three-month period ended June 30, 2005 and for the period from February 11, 2004 (date of incorporation) to June 30, 2005. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of the Company as of March 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from February 11, 2004 (date of incorporation) to March 31, 2005 (not presented herein); and in our report dated June 28, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
August 8, 2005

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

We are still in the development stage, and will remain in that state until our pending offering is completed. We have funded our start-up and organization costs through the proceeds from preferred stock issued to our directors.

As of June 30, 2005, we have incurred an accumulated deficit of $551,000. These funds have been spent on salaries, equipment, legal and accounting fees, application fees and other operating expenses. We currently have 12 employees and anticipate adding an additional 10-15 employee during the next 12 months.

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

In 2004 we obtained a $500,000 line of credit from the Independent Bankers’ Bank of Florida to fund expenses during the organizational period. This note payable was paid-off and the outstanding Preferred Stock was redeemed in May, 2005 with proceeds from the sale of common stock to our Organizers.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2005, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which the Company is a party or to which any of its property is subject. We are not aware of any material proceedings being contemplated by any governmental authority, nor are we aware of any material proceedings, pending, or contemplated, in which any director; officer, affiliate or any principal security holder of 10% or more of the common stock of the Company or any associate of the foregoing is a party.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a. Since its incorporation on February 11, 2004, the Company has sold the following unregistered securities:

1. In October 2004, the Company issued 1,300 shares of its Class A Preferred Stock, no par value (the “Preferred Stock”)

2. From January through April 2005, the Company issued 1, 050 shares of its Preferred Stock.

3. In June 2005, the Company issued 150,000 shares of its common stock, $0.01 par value per share.

b. The Company sold all such securities to its Organizers and did not use the services or any underwriter of other agent in connection with these sales.

c. 1. Each share of the Preferred Stock issued in October 2004 was issued for the cancellation of $1,000 in debt representing organizational expenses of the Company which had been advanced by the Organizers.

2. Each share of the Preferred Stock issued in March 2005 was issued for $1,000 in cash.

3. Each share of the common stock issued in June 2005 was issued for $10.00 per share.

d. All such securities were issued in reliance, in part, on Regulation D. Each of the Organizers is also a director of the Company.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Continued

e. None of the securities sold by the Company were convertible.

f. The following repurchases occurred in the period covered by this report:

1. In May 2005, the Company redeemed each of the 235,000 shares of its Preferred Stock for $1,000 per share. There are no further shares of the Company’s Preferred Stock outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this report. The Exhibits denominated with an (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Committee on October 29, 2004, the Exhibits denominated with a (b) were filed with the Company’s Pre-Effective Amendment Number four to Form SB-2 which was filed with the Securities and Exchange Commission on March 16, 2005.

Exhibit Number		Description of Exhibit
(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(a)	4.1	Specimen Common Stock Certificate

(b)	4.2	2004 Warrant Plan – included in Prospectus as Appendix A

(b)	4.3	Form of Proposed Directors Warrant Plan

(a)	10.1	Sales Contract for Main Office

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2005	By:	/s/ James S. Weaver
James S. Weaver, President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Charles T. DeBilio
Charles T. DeBilio, Senior Vice President and Chief Financial Officer