Form 10QSB
period 2005-09-30
Partners Financial CORP
filed 2005-11-14
CIK 1306352

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 333-120068

PARTNERS FINANCIAL CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	20-1566911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1575 Pineridge Road, Suite 15

Naples, Florida 34109

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,500,000 shares
(class)	Outstanding at November 10, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share data)

	September 30, 2005	March 31, 2005
	(Unaudited)
Assets

Cash and due from banks	$372	32
Federal funds sold	3,000	—
Interest-bearing deposits	6,914	—

Total cash and cash equivalents	10,286	32

Securities available for sale	4,007	—
Loans, net of allowance for loan losses of $38	4,714	—
Prepaid common stock offering costs	—	63
Premises and equipment, net	658	140
Accrued interest receivable	31	—
Deferred income taxes	336	—
Deposits on property and equipment	—	149
Other assets	292	28

Total assets	$20,324	412

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	1,533	—
Savings, NOW and money-market deposits	3,724	—
Time deposits	764	—

Total deposits	6,021	—

Note payable	—	401
Accrued interest payable and other liabilities	12	4

Total liabilities	6,033	405

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, 2,350 shares issued and outstanding at March 31, 2005; none outstanding at September 30, 2005	—	235
Common stock, $.01 par value; 9,000,000 shares authorized, 1,500,000 issued and outstanding at September 30, 2005	15	—
Additional paid-in capital	14,850	—
Accumulated deficit	(574)	(228)

Total stockholders’ equity	14,291	7

Total liabilities and stockholders’ equity	$20,324	412

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$13	—	13	—
Investment securities	1	—	1	—
Other interest-earning assets	47	—	47	—

Total interest income	61	—	61	—

Interest expense-
Deposits	7	—	7	—

Net interest income	54	—	54	—

Provision for loan losses	38	—	38	—

Net interest income after provision for loan losses	16	—	16	—

Noninterest income:
Service charges on deposit accounts	—	—	—	—
Other service charges and fees	—	—	—	—

Total noninterest income	—	—	—	—

Noninterest expenses:
Salaries and employee benefits	128	—	128	—
Occupancy and equipment	22	—	22	—
Advertising	13	—	13	—
Insurance	2	—	2	—
Data processing/systems	9	—	9	—
Communications	3	—	3	—
Professional fees	3	—	3	—
Preopening and organizational expenses	182	57	505	57
Other	13	—	13	—

Total noninterest expenses	375	57	698	57

Loss before income tax benefit	(359)	57	682	57

Income tax benefit	336	—	336	—

Net loss	$(23)	(57)	(346)	(57)

Loss per share, basic and diluted	$(.03)	—	(.88)	—

Weighted-average number of shares outstanding, basic and diluted	692,935	—	394,262	—

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2004	$—	—	—	—	—
Net loss (unaudited)	—	—	—	(57)	(57)

Balance at September 30, 2004 (unaudited)	—	—	—	(57)	(57)

Balance at March 31, 2005	235	—	—	(228)	7
Net loss (unaudited)	—	—	—	(346)	(346)
Redemption of preferred stock (unaudited)	(235)	—	—	—	(235)
Issuance of common stock, net of stock issuance costs of $135 (unaudited)	—	15	14,850	—	14,865

Balance at September 30, 2005 (unaudited)	$—	15	14,850	(574)	14,291

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

($ in thousands)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(346)	(57)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	—
Provision for loan losses	38	—
Deferred income taxes	(336)	—
Increase in accrued interest receivable	(31)	—
Increase in other assets	(264)	(3)
Increase in accrued interest payable and other liabilities	8	3

Net cash used in operating activities	(923)	(57)

Cash flows from investing activities:
Net increase in loans	(4,752)	—
Purchase of securities available for sale	(4,007)	—
Purchase of premises and equipment	(377)	(4)

Net cash used in investing activities	(9,136)	(4)

Cash flows from financing activities:
Net increase in deposits	6,021	—
Proceeds from issuance of common stock	14,928	—
Redemption of preferred stock	(235)	—
Repayment of note payable	(401)	—
Proceeds received from organizers	—	130

Net cash provided by financing activities	20,313	130

Net increase in cash and cash equivalents	10,254	69

Cash and cash equivalents at beginning of period	32	—

Cash and cash equivalents at end of period	$10,286	69

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$2	—

Income taxes	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Summary of Significant Accounting Policies

General. Partners Financial Corporation (the “Company”) was incorporated in the State of Florida on February 11, 2004 to serve as the holding company for Partners Bank (the “Bank”), a federal savings bank then in organization. The Bank commenced operations on August 24, 2005. Since such time, the Holding Company’s only business activity is the operation of the Bank. Prior to the Bank opening on August 24, 2005, the operation of the Company related solely to raising capital for the Bank and completing the Bank organization process. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Naples, Florida. The deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company has adopted a fiscal year end of March 31.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and six month periods ended September 30, 2005 and 2004 and cash flows for the six month periods ended September 30, 2005 and 2004. The results of operations for the three and six month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending March 31, 2006.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within ninety days.

Securities. Securities may be classified as trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from operations and reported as a net amount in other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity. At September 30, 2005, book value approximated market value for securities available for sale.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(1) Summary of Significant Accounting Policies, Continued

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful life of each type of asset or lease term if shorter.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(1) Summary of Significant Accounting Policies, Continued

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company recognized a deferred tax benefit and deferred tax asset during the three months ended September 30, 2005, because management believes it will utilize the deferred tax asset to offset income tax liabilities generated in future periods.

Preopening and Organizational Costs. Preopening and organizational costs were approximately $733,000 before income tax benefit. Prior to the commencement of banking operations, all costs had been charged to expense as incurred.

Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and unused lines of credit and undispursed loans. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Loss Per Share. Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding common stock warrants are not considered dilutive securities due to the loss incurred by the Company.

(2) Loan Impairment and Loan Losses

At September 30, 2005, there were no impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$—	—	—	—
Provision for loan losses	38	—	38	—
Net charge-offs and recoveries	—	—	—	—

Balance at end of period	$38	—	38	—

At September 30, 2005, there were no nonaccrual loans or no loans past due ninety days or more, still accruing interest.

(3) Organization

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

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) Commitments

The Company has entered into a purchase agreement dated October 19, 2004 to purchase a parcel of land for $996,000 for which they have paid a $96,000 deposit. The Company expects to close on the purchase of this property in the first quarter of fiscal 2006. The Company plans to purchase the parcel of land with the proceeds from the sale of common stock (see Note 6). The Company expects to construct, on this land, the main office of the Bank and an office for the Company. The developer of this project is related to a director of the Company. Also architectural services of approximately $107,000 will be provided by a company owned by a director.

The Bank’s initial main office is a store front located in a strip retail shopping center. The lease is for $7,660 a month which expires in December 2010 with a five year renewal option. The Company expects to use this location as a branch office after the main office facility is completed. The Company utilized the services of businesses owned by two directors for architectural and general contractor services at a total cost to the Company of approximately $12,900. The Company is currently negotiating a lease agreement for a new branch which will replace the store front location in fiscal 2006. This branch will be leased from a company owned by various directors.

(5) Note Payable

On October 11, 2004, the Company obtained a $300,000 line of credit from the Independent Bankers’ Bank of Florida, Lake Mary, Florida. The line bore interest at the prime rate minus one percent. It was unsecured, but guaranteed by the Company’s Organizers. On November 15, 2004 the line was increased to $500,000. At March 31, 2005 the balance of the line outstanding was approximately $401,000. This note payable was paid-off in May, 2005 with proceeds from the sale of common stock to our Organizers.

(6) Sale of Common Shares and Warrants

The Company sold a total of 1,500,000 shares of its common stock to the public. During the offering period, 1,500,000 shares were included in units with a unit consisting of one share of common stock and one warrant. Each warrant will entitle the holder thereof to purchase one share of additional common stock at $10. The warrants are exercisable during the 36 month period following the commencement of banking operations. Up to 1,500,000 shares will be available to holders of the warrants. However there can be no assurance given that any of the warrants will be exercised.

During the course of the offering the Company, relying on limited offering and other exemptions, accepted subscriptions for 173,850 shares by 22 investors in eight states where the securities were not registered. The Company is in the process of commencing a rescission offer to the purchasers of these securities. While there can be no guarantee that all 22 of these investors will reconfirm their subscription, the Company is confident that with a waiting list of potential investors and the fact that the original offering was oversubscribed that there should be little or no impact on the Company’s capital position.

The Company intends to adopt a directors’ warrant plan. This plan will only be adopted if the OTS consents. In the proposed plan the exercise price of the warrant will be will be the fair market value of the stock at the time the plan is approved. The warrant will vest over a four year period and expire in five years.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(7) Preferred Stock

The Organizers of the Company initially contributed $130,000 to the Company for organizational expenses incurred by the Company. On October 14, 2004, the Company extinguished its $130,000 in debts due to its Organizers in exchange for 1,300 shares of its Class A Preferred Stock, no par value (“Preferred Stock”). From January through April 2005, the Company sold an additional 1,050 shares of the Preferred Stock to the Organizers for $105,000, In May 2005, the Company redeemed $235,000 of Preferred Stock which represented all outstanding shares of this class.

(8) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. At September 30, 2005, the Bank was in compliance with its regulatory capital requirements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2005, and for the three- and six-month periods ended September 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Partners Financial Corporation

Naples, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Partners Financial Corporation and Subsidiary (the “Company”) as of September 30, 2005, the related interim condensed consolidated statements of operations for the three- and six-month periods ended September 30, 2005 and 2004 and the related interim condensed consolidated statements of changes in stockholders’ equity (deficit) and cash flows for the six-month periods ended September 30, 2005 and 2004. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from February 11, 2004 (date of incorporation) to March 31, 2005 (not presented herein); and in our report dated June 28, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 1, 2005

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

Partners Financial Corporation (the “Company”) was incorporated in the State of Florida on February 11, 2004 to serve as the holding company for Partners Bank (the “Bank”), a federal savings bank then in organization. The Bank commenced operations on August 24, 2005. Since such time, the Holding Company’s only business activity is the operation of the Bank. Prior to the Bank opening on August 24, 2005, the operation of the Company related solely to raising capital for the Bank and completing the Bank organization process. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Naples, Florida. The deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company has adopted a fiscal year end of March 31. At September 30, 2005, the Company had 12 employees and anticipates approximately twenty employees by March 31, 2006.

It is anticipated that the Bank will be able to meet its liquidity needs by attracting deposits and the use of other borrowings. However, the Company may pursue the issuance of additional shares of common stock at some point in the future to fund future expansion.

Liquidity and Capital Resources

The Company’s primary source of cash during the six-month period ended September 30, 2005 was from the net proceeds from the sale of common stock of $14.9 million and net deposit inflows of $6.0 million. Cash was used primarily to originate loans, net of principal repayments totaling $4.8 million to purchase securities available for sale of approximately $4.0 million and to purchase premises and equipment of $377,000. At September 30, 2005, the Bank exceeded its regulatory liquidity requirements. The primary source of funds for the Holding Company are borrowings (currently there are no borrowing agreements), proceeds from the issuance of equity securities and dividends from the Bank. The Company does not anticipate that the Bank will pay dividends for the foreseeable future, and the Company currently does not have any borrowing agreements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unused lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2005 follows:

	Contract Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$1,346,000	—	—

Unused lines of credit and undisbursed loans	$1,017,000	—	—

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded during the next twelve months.

Results of Operations:

General. Net losses for the three months ended September 30, 2005 and 2004 were $23,000 and $57,000, respectively. The Bank commenced operations on August 24, 2005. A discussion of operating results at September 30, 2005, or for the three months ended September 30, 2005 and 2004 would not be meaningful. At September 30, 2005, the Company had not achieved the asset size to operate profitably.

General. Net losses for the six months ended September 30, 2005 and 2004 were $346,000 and $57,000, respectively. The Bank commenced operations on August 24, 2005. A discussion of operating results at September 30, 2005, or for the six months ended September 30, 2005 and 2004 would not be meaningful. At September 30, 2005, the Company had not achieved the asset size to operate profitably.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2005, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2005, the Company closed its initial offer of common stock totaling 1,500,000 shares. The proceeds from this offering were applied as follows:

Minimum
Capitalization of Partners Bank	$11,000,000
Redemption of Preferred Stock	195,000
Offering Expenses	135,000
Working Capital	3,670,000

Total	$15,000,000

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (a)

3.2	Bylaws (a)

4.1	Specimen Common Stock Certificate (a)

4.2	2004 Warrant Plan – included in Prospectus as Appendix A (b)

4.3	Form of Proposed Directors Warrant Plan (b)

10.1	Sales Contract for Main Office (a)

10.2	Employment Agreement of James S. Weaver, dated as of March 23, 2005.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS FINANCIAL CORPORATION
(Registrant)

Date: November 10, 2005	By:	/s/ James S. Weaver
James S. Weaver, President and
Chief Executive Officer

Date: November 10, 2005	By:	/s/ Charles T. DeBilio
Charles T. DeBilio, Senior Vice President
and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit
10.2	Employment Agreement of James S. Weaver, dated as of March 23, 2005

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002