Form 10QSB
period 2005-12-31
Partners Financial CORP
filed 2006-02-09
CIK 1306352

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 333-120068

PARTNERS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	20-1566911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1575 Pine Ridge Road, Suite 15

Naples, Florida 34109

(Address of Principal Executive Offices)

(239) 434-2069

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,500,000 shares
(class)	Outstanding at February 3, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share data)

	December 31, 2005	March 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$349	32
Securities available for sale, at fair value	7,078	—
Loans, net of allowance for loan losses of $121	15,070	—
Federal Home Loan Bank Stock, at cost	17	—
Prepaid common stock offering costs	—	63
Premises and equipment, net	680	140
Accrued interest receivable	92	—
Deferred income taxes	477	—
Deposits on premises and equipment	—	149
Other assets	270	28

Total assets	$24,033	412

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	1,185	—
Savings, NOW and money-market deposits	5,800	—
Time deposits	1,453	—

Total deposits	8,438	—

Federal funds purchased	1,545	—
Note payable	—	401
Accrued interest payable and other liabilities	49	4

Total liabilities	10,032	405

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, 2,350 shares issued and outstanding at March 31, 2005; none outstanding at December 31, 2005	—	235
Common stock, $.01 par value; 9,000,000 shares authorized, 1,500,000 issued and outstanding at December 31, 2005	15	—
Additional paid-in capital	14,783	—
Accumulated deficit	(761)	(228)
Accumulated other comprehensive loss	(36)	—

Total stockholders’ equity	14,001	7

Total liabilities and stockholders’ equity	$24,033	412

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Interest income:
Loans	$185	—	198	—
Investment securities	52	—	53	—
Other interest-earning assets	58	—	105	—

Total interest income	295	—	356	—

Interest expense:
Deposits	52	—	59	—
Borrowings	2	—	2	—

Total interest expense	54	—	61	—

Net interest income	241	—	295	—

Provision for loan losses	83	—	121	—

Net interest income after provision for loan losses	158	—	174	—

Noninterest income:
Service charges on deposit accounts	1	—	1	—
Other service charges and fees	13	—	13	—

Total noninterest income	14	—	14	—

Noninterest expenses:
Salaries and employee benefits	224	—	352	—
Occupancy and equipment	61	—	83	—
Advertising	34	—	47	—
Data processing/systems	30	—	39	—
Communications	11	—	14	—
Professional fees	52	—	55	—
Preopening and organizational expenses	10	64	515	121
Other	58	—	73	—

Total noninterest expenses	480	64	1,178	121

Loss before income tax benefit	(308)	(64)	(990)	(121)

Income tax benefit	(121)	—	(457)	—

Net loss	$(187)	(64)	(533)	(121)

Loss per share, basic and diluted	$(0.12)	—	(0.70)	—

Weighted-average number of shares outstanding, basic and diluted	1,500,000	—	764,182	—

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity
Balance at March 31, 2004	$—	—	—	—	—	—
Net loss (unaudited)	—	—	—	(121)	—	(121)
Issuance of preferred stock (unaudited)	130	—	—	—	—	130

Balance at December 31, 2004 (unaudited)	$130	—	—	(121)	—	9

Balance at March 31, 2005	235	—	—	(228)	—	7
Net loss (unaudited)	—	—	—	(533)	—	(533)
Unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(36)	(36)
Redemption of preferred stock (unaudited)	(235)	—	—	—	—	(235)
Issuance of common stock, net of stock issuance costs of $202 (unaudited)	—	15	14,783	—	—	14,798

Balance at December 31, 2005 (unaudited)	$—	15	14,783	(761)	(36)	14,001

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

($ in thousands)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(533)	(121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	—
Provision for loan losses	121	—
Deferred income taxes	(457)	—
Amortization of deferred loan fees, net	1	—
Increase in accrued interest receivable	(92)	—
Increase in other assets	(242)	(7)
Increase in accrued interest payable and other liabilities	45	24

Net cash used in operating activities	(1,123)	(104)

Cash flows from investing activities:
Net increase in loans	(15,192)	—
Proceeds from principal repayments on securities available for sale	193	—
Purchase of securities available for sale	(7,327)	—
Purchase of Federal Home Loan Bank stock	(17)	—
Purchase of premises and equipment	(425)	(166)

Net cash used in investing activities	(22,768)	(166)

Cash flows from financing activities:
Net increase in deposits	8,438	—
Increase in federal funds purchased	1,545	—
Proceeds from issuance of common stock	14,861	—
Payment of common stock offering costs	—	(58)
Redemption of preferred stock	(235)	—
Proceeds from note payable	—	201
Repayment of note payable	(401)	—
Proceeds received from organizers	—	130

Net cash provided by financing activities	24,208	273

Net increase in cash and cash equivalents	317	3
Cash and cash equivalents at beginning of period	32	—

Cash and cash equivalents at end of period	$349	3

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$50	—

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive loss, unrealized loss on securities available for sale, net of tax benefit	$(36)	—

Transfer of due to organizers to preferred stock	$—	130

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

($ in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss	$(187)	—	(533)	—
Other comprehensive loss- Unrealized holding losses arising during the period, net of taxes	(36)	—	(36)	—

Comprehensive loss	$(223)	—	(569)	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Summary of Significant Accounting Policies

General. Partners Financial Corporation (the “Holding Company”) was incorporated in the State of Florida on February 11, 2004 to serve as the holding company for Partners Bank (the “Bank”), a federal savings bank then in organization (collectively “The Company”). The Bank commenced operations on August 24, 2005. Since such time, the Holding Company’s only business activity is the operation of the Bank. Prior to the Bank opening on August 24, 2005, the operation of the Holding Company related solely to raising capital for the Bank and completing the Bank organization process. The Bank offers a variety of community banking services to individual and business customers through its banking office located in Naples, Florida. The deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company has adopted a fiscal year end of March 31.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at December 31, 2005, the results of operations for the three and nine months ended December 31, 2005 and 2004 and cash flows for the nine months ended December 31, 2005 and 2004. The results of operations for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the year ending March 31, 2006.

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

Cash and Cash Equivalents. For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks.

Securities. Securities which the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. Securities are classified as “trading” securities if bought and held principally for the purpose of selling them in the near future. Trading securities are recorded at fair value with unrealized gains and losses included in operations. No investments were held for trading purposes or classified as held to maturity at December 31, 2005. Securities classified as “available for sale” are those securities that may be sold prior to maturity as part of the Company’s asset/liability management strategies or in response to other factors. These securities are reported at fair value with unrealized gains and losses excluded from operations and reported net of tax as a separate component of stockholders’ equity until realized. Other investments, which include Federal Home Loan Bank stock, are carried at cost as such investments do not have readily determinable fair values.

A decline in the fair value of any available for sale security or held to maturity security below cost that is deemed other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Dividend and interest income are recognized when earned. Interest and dividends also includes the amortization of premiums and accretion of discounts over the life of the related security as an adjustment to yield using a method that approximates the interest method. Realized gains and losses on sales of investment securities are determined by specific identification of the security sold.

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

Loan origination fees are deferred and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(1) Summary of Significant Accounting Policies, Continued

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company recognized a deferred tax benefit and deferred tax asset during the three and nine months ended December 31, 2005, because management believes it is more likely than not it will utilize the deferred tax asset to offset income tax liabilities generated in future periods.

Preopening and Organizational Costs. Preopening and organizational costs were approximately $743,000 before income tax benefit. Prior to the commencement of banking operations, all costs had been charged to expense as incurred.

Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and undisbursed loans. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Loss Per Share. Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding common stock warrants are not considered dilutive securities due to the loss incurred by the Company.

Comprehensive Income (Loss). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net earnings, are components of comprehensive income (loss). The components of accumulated other comprehensive income (loss) were unrealized holding gains and losses on securities available for sale.

(2) Loan Impairment and Loan Losses

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Balance at beginning of period	$38	—	—	—
Provision for loan losses	83	—	121	—
Net charge-offs and recoveries	—	—	—	—

Balance at end of period	$121	—	121	—

At December 31, 2005, there were no nonaccrual loans or no loans past due ninety days or more.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Commitments

The Company has entered into a purchase agreement dated October 19, 2004 to purchase a parcel of land for $996,000 for which it has paid a $96,000 deposit. The Company expects to close on the purchase of this property in the first quarter of 2006. The Company expects to construct, on this land, the main office of the Bank and an office for the Company. The developer of this project is a related party to a director of the Company. Also architectural services of approximately $107,000 will be provided by a company owned by a director.

The Bank’s current main office is a store front located in a strip retail shopping center. The lease is for $7,660 a month which expires in December 2010 with a five year renewal option. The Bank expects to use this location as a branch office after the new main office facility is completed. The Bank utilized the services of businesses owned by two directors for architectural and general contractor services at a total cost to the Company of approximately $12,900. The Bank is currently negotiating a lease agreement for a new branch which will replace the store front location in fiscal 2007. This new branch will be leased from a company owned by various directors. At this time, it is anticipated that the existing store front will continue to be used for loan and or deposit operations.

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

(5) Sale of Common Shares and Warrants

The Company has sold 1,500,000 shares of its common stock to the public. A warrant was attached to each share sold. Each warrant entitles the holder thereof to purchase one additional share of common stock at $10. The warrants are exercisable during the 36 month period until August 24, 2008.

The Company intends to adopt a stock option plan and a warrant plan for its employees and directors. These plans would be subject to OTS and shareholder approval. In the proposed plans the exercise price of the warrants and options will be the fair market value of the stock at the time the plans are approved or when warrants or options are granted.

(6) Preferred Stock

The Organizers of the Company initially contributed $130,000 to the Company for organizational expenses. On October 14, 2004, the Company extinguished its $130,000 in debts due to its Organizers in exchange for 1,300 shares of its Class A Preferred Stock, no par value (“Preferred Stock”). From January through April 2005, the Company sold an additional 1,050 shares of the Preferred Stock to the Organizers for $105,000, In May 2005; the Company redeemed $235,000 of Preferred Stock which represented all outstanding shares of this class.

(7) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. At December 31, 2005, the Bank was in compliance with its regulatory capital requirements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of December 31, 2005, and for the three- and nine-month periods ended December 31, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Partners Financial Corporation

Naples, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Partners Financial Corporation and Subsidiary (the “Company”) as of December 31, 2005, the related interim condensed consolidated statements of operations and comprehensive loss for the three- and nine-month periods ended December 31, 2005 and 2004 and the related interim condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended December 31, 2005 and 2004. These interim condensed financial statements are the responsibility of the Company’s management.

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

February 7, 2006

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

Partners Financial Corporation (the “Holding Company”) was incorporated in the State of Florida on February 11, 2004 to serve as the holding company for Partners Bank (the “Bank”), a federal savings bank then in organization (collectively “The Company”). The Bank commenced operations on August 24, 2005. Since such time, the Holding Company’s only business activity is the operation of the Bank. Prior to the Bank opening on August 24, 2005, the operation of the Holding Company related solely to raising capital for the Bank and completing the Bank organization process. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Naples, Florida. The deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Company has adopted a fiscal year end of March 31. At December 31, 2005, the Company had 12 employees and anticipates approximately twenty employees by June 30, 2006.

It is anticipated that the Bank will be able to meet its liquidity needs by attracting deposits and the use of other borrowings. However, the Company may pursue the issuance of additional shares of common stock at some point in the future to fund future expansion.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of their customers. These instruments include commitments to extend credit through loans approved but not yet funded and lines of credit. The credit risks associated with financial instruments are generally managed in conjunction with the Bank’s balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and unused lines of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at December 31, 2005 follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$3,300	—	—

Unused lines of credit and undisbursed loans	$3,838	—	—

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded during the next twelve months.

Results of Operations:

For the Three and Nine Months Ended December 31, 2005.

The Bank commenced operations on August 24, 2005. Since the Company had not yet achieved the asset size to operate profitably, the operating results at December 31, 2005, or for the nine months ended December 31, 2005 and 2004 are not indicative of future operating results. Based on the Bank’s current business plan it is anticipated that it will reach a size to sustain profitability, between $90.0 and $100.0 million in total assets sometime in the latter half of 2007.

The net loss for the three and nine months ended December 31, 2005 totaled $187,000 and $533,000 or $0.12 and $0.70 per weighted average share, respectively. Total assets, were $24,033,000, net loans were $15,170,000 and deposits totaled $8,438,000 at December 31, 2005.

Results of Operations

Net Interest Income – Net interest income is the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities.

Net interest income totaled $241,000 and $295,000 for the three-month and nine month periods ended December 31, 2005, respectively.

Provision and Allowance for Loan Losses – The allowance for loan losses is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. Management also considers the results of internal and independent external credit reviews.

The allowance for loan losses is established through a provision for loan losses charged against operations. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At December 31, 2005, the allowance for loan losses amounted to $121,000 or 0.80% of outstanding loans. The provision for loan losses was $83,000 and $121,000 for the three and nine months ended December 31, 2005, respectively.

Noninterest Income – The primary source of noninterest income are fees related to loans which are closed in the name of a third party (secondary market fees). Other sources of noninterest income include debit card, ATM card, check printing, safe deposit, wire transfer and official check fees. Noninterest income which was comprised almost entirely of secondary market fees totaled $14,000 for the three and nine months ended December 31, 2005.

Noninterest Expense – Noninterest expenses totaled $480,000 and $1,178,000 for the three and nine months ended December 31, 2005, respectively. Preopening expenses, related to the organization of the Bank were $10,000 and $515,000 during the three and nine months ended December 31, 2005, respectively.

Liquidity and Capital Resources

Liquidity Management – Liquidity management involves monitoring our sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of certain holdings in the investment portfolio is very predictable and subject to a high degree of control at the time of purchase; other investment holdings, such as mortgage-backed securities, are much less predictable due to sensitivity to financial market rates. Net deposit inflows and outflows, whether related to time deposits or nonmaturity instruments such as money market accounts or demand deposits, are also difficult to predict. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit including federal funds purchased from correspondent banks and the Federal Home Loan Bank.

The Company’s primary source of cash during the nine-month period ended December 31, 2005 was from the net proceeds from the sale of common stock of $14.9 million and customer deposits of $8.4 million.

Cash was used primarily to originate loans, net of principal repayments totaling $15.2 million, to purchase securities available for sale of approximately $7.3 million and to purchase premises and equipment of $425,000. The funding requirements for loans have outpaced deposit growth since the Bank commenced operations and the Bank has relied on capital contributions from the Holding Company and short term borrowing to meet its funding needs. The primary sources of funds for the Holding Company are borrowings, proceeds from the issuance of equity securities and dividends from the Bank. The Company does not anticipate that the Bank will pay dividends for the foreseeable future.

Investments – Short-term investments, which consist of federal funds sold and interest-bearing deposits, averaged $6.2 million for the three months ended December 31, 2005. At December 31, 2005 the Company did not have any short term investments. The decrease at the end of the period relates to the higher rate of growth in the loan portfolio than in the deposit base and the purchase of an additional $3.3 million in investment securities during the three months ended December 31, 2005.

The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. The Bank enters into Federal Funds transactions with its principal correspondent bank, and primarily acts as net sellers of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to other banks.

Management determines the appropriate classification of investment securities at the time of purchase. If management has the intent and the Company has the ability (or is required for regulatory reasons) to hold securities until maturity they are classified as held to maturity securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at the lower of amortized cost or market value. The volume of sales of available for sale securities is based on several factors, including but not limited to changes in interest rates, resultant prepayment risk, liquidity needs at the Bank and other factors related to interest rate and resultant prepayment risk.

Management regularly reviews our liquidity position and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits and Other Sources of Funds - In addition to deposits, the sources of funds available to the Bank for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank, national market funding sources, and contributions from the Holding Company. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

Deposits – Deposits, from our primary markets provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $8.4 million at December 31, 2005. Non-interest bearing deposits represented 15% of average total deposits since the Bank commenced operations. Management continues a conscious effort to attract deposits from commercial relationships. The Company anticipates that a stable base of deposits will be the primary source of funding to meet both its short-term and long-term liquidity needs in the future. However, as a result of the short-term nature of a substantial portion of the Company’s deposit base, its cost of funds is highly sensitive to fluctuations in rates of interest.

Capital -The Federal Reserve Board and the Office of Thrift Supervision require the Bank to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

	Capital to risk-weighted assets		Tier 1 capital to average assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

The Bank was considered well capitalized as of December 31, 2005. Management is not aware of any events or circumstances that have occurred since December 31, 2005 that would change the Bank’s capital category.

The following table reflects the actual capital levels and minimum required levels at December 31, 2005. (Dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$10,182	80.92%	$1,007	8.00%	$1,258	10.00%
Tier 1 capital (to risk weighted assets)	$10,182	81.21%	$503	4.00%	$755	6.00%
Tier 1 capital (to adjusted total assets)	$10,218	42.36%	$965	4.00%	$1,206	5.00%

Average Balances, Income and Expenses, and Rates

The following tables represent, for the periods indicated, certain information related to our average balance sheet and its annualized average yields on assets and annualized average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	For the three months ended December 31, 2005			For the nine months ended December 31, 2005
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:

Earning Assets:

Interest Earning Deposits and Fed Funds Sold	$6,227	$58	3.70%	$3,887	$105	3.59%
Investment Securities	4,465	52	4.62%	1,509	53	4.66%
Loans	10,107	185	7.26%	3,643	198	7.21%

Total Interest-Earning assets	20,799	295	5.63%	9,039	356	5.23%
Non Interest-earning assets	1,800			990

Total Assets	$22,599			$10,029

Liabilities:

Interest-bearing liabilities:

Savings, NOW & Money Market	$5,841	41	2.78%	$2,214	$46	2.76%
Time Deposit	1,159	11	3.77%	458	13	3.77%
Federal Funds Purchased	239	2	3.32%	80	2	3.32%

Total interest-bearing liabilities	7,239	54	2.96%	2,752	$61	2.94%
Demand deposits	1,106			481
Other non-interest bearing liabilities	40			81

Total non-interest bearing liabilities	8,385			3,314
Stockholders’ Equity	14,214			6,715

Total Liabilities & Stockholders’ Equity	$22,599			$10,029

Net interest income		$241			$295

Interest-rate spread (1)			2.67%			2.29%
Net Interest margin (2)			4.60%			4.33%
Ratio of average interest-earning assets to average interest-earning liabilities	2.87			3.29

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is annualized net interest income divided by total interest-earning assets.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2005, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this report. The Exhibits denominated with an (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Committee on October 29, 2004, the Exhibits denominated with a (b) were filed with the Company’s Pre-Effective Amendment Number four to Form SB-2 which was filed with the Securities and Exchange Commission on March 16, 2005, the Exhibits denominated with a (c) were filed with the Company’s 10-QSB for the quarterly period ended September 30, 2005 which was filed with the Securities and Exchange Commission on November 14, 2005.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (a)

3.2	Bylaws (a)

4.1	Specimen Common Stock Certificate (a)

4.2	2004 Warrant Plan – included in Prospectus as Appendix A (b)

10.1	Sales Contract for Main Office (a)

10.2	Employment Agreement of James S. Weaver, dated as of March 23, 2005. (c)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS FINANCIAL CORPORATION
(Registrant)

Date: February 7, 2006	By:	/s/ James S. Weaver
James S. Weaver, President and
Chief Executive Officer

Date: February 7, 2006	By:	/s/ Charles T. DeBilio
Charles T. DeBilio, Senior Vice President
and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002