Form 10KSB/A
period 2005-03-31
Partners Financial CORP
filed 2006-03-09
CIK 1306352

Amendment No. 1 to Form 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year: $0

The total market value of the common stock held by non-affiliates at June 10, 2005, was $0.

There were 150,000 shares of common stock outstanding at June 10, 2005. There were no shares of preferred stock outstanding at June 10, 2005.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: No

PART II

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Naples, Florida

Audited Financial Statements

At March 31, 2005 and for the Period from February 11, 2004

(Date of Incorporation) to March 31, 2005

(Together with Report of Independent Registered Public Accounting Firm)

3

SIGNATURES

In accordance with Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Partners Financial Corporation

Dated: March 7, 2006	By:	/s/ James S. Weaver
James S. Weaver
Chief Executive Officer

Dated: March 7, 2006	By:	/s/ Charles T. DeBilio
Charles T. DeBilio
Principal Accounting Officer

4

Index to Financial Statements

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

Partners Financial Corporation

Naples, Florida:

We have audited the accompanying balance sheet of Partners Financial Corporation (the “Company”) as of March 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2005, and the results of its operations and its cash flows for the year ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

See Accompanying Notes to Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Statement of Operations

For the year ended March 31, 2005
Organizational expenses:
Interest Expense	$2,611
Salaries and employee benefits	79,283
Consulting Expense	53,336
Application fees	14,745
Professional fees	9,454
Air/fuel/mileage	7,176
Meals & entertainment	5,952
Marketing and design expenses	4,464
Insurance expense	4,405
Telephone expense	3,936
Office supplies	2,788
Professional development	2,765
Lodging	2,754
Other miscellaneous organizational expenses	34,426

Total organizational expenses	228,095

Net loss accumulated during the development stage	$228,095

See Accompanying Notes to Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Statement of Stockholders’ Equity

For the year ended March 31, 2005

	Preferred Stock	Common Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2004	$—	—	—	—
Net loss accumulated during the Development stage	$—	—	(228,095)	(228,095)
Issuance of preferred stock	235,000	—	—	235,000

Balance at March 31, 2005	$235,000	—	(228,095)	6,905

See Accompanying Notes to Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Statement of Cash Flows

For the year ended March 31, 2005
Cash flows used in organizational activities during the Development stage:
Net loss accumulated during the development stage	$(228,095)
Increase in other assets	(27,148)
Increase in other liabilities	3,872

Cash flows used in organizational activities during the Development stage	(251,371)

Cash flows from investing activities:
Purchase of equipment	(140,265)
Deposits on property and equipment	(149,309)

Net cash used in investing activities	(289,574)

Cash flows from financing activities:
Proceeds received from organizers	130,000
Proceeds from issuance of preferred stock	105,000
Proceeds from note payable	401,050
Payment of common stock offering costs	(62,884)

Net cash provided by financing activities	573,166

Net increase in cash	32,221

Cash at beginning of period	—

Cash at end of period	$32,221

Supplemental disclosures of cash flow information-Cash paid during period for:
Interest	$—

Income taxes	$—

Noncash transaction-Transfer of due to organizers to preferred stock	$130,000

See Accompanying Notes to Financial Statements.

PARTNERS FINANCIAL CORPORATION

(A Development Stage Company)

Notes to Financial Statements

At March 31, 2005 and the Period from February 11, 2004

(Date of Incorporation) to March 31, 2005

(1) Summary of Significant Accounting Policies

General. Partners Financial Corporation (the “Company”) was incorporated on February 11, 2004 in the State of Florida. There were no financial transactions at the Company until July 2004. The Company plans to acquire 100% of the outstanding shares of Partners Bank (the “Bank”), which is planned to be chartered as a federal savings bank and located in Naples, Florida. The operations of the Company, which initially are intended to consist solely of the ownership of the Bank, have not commenced as of March 31, 2005. Therefore, with the exception of organizational costs, which are being expensed when incurred, accounting policies have not been established. The Company has adopted a fiscal year end of March 31.

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