Form 10KSB
period 2006-03-31
Partners Financial CORP
filed 2006-06-29
CIK 1306352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-120068

PARTNERS FINANCIAL CORPORATION

(Name of small business issuer in its charter)

Florida	20-1566911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1575 Pine Ridge Road #15 Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

(239) 434-2069

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

State issuer’s revenue for its most recent fiscal year: $970,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $10.00 per share, the price at which the common equity was sold, was $11,050,000, as of June 19, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 19, 2006: 1,500,000 shares of common stock, par value $0.01 per share were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes:  ☐    No:  ☒

PART I

SELECTED CONSOLIDATED FINANCIAL AND OTHER INFORMATION

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

Important factors that may cause actual results to differ from those contemplated by forward-looking statements include, for example:

•	The success or failure of our efforts to implement our business strategy;

•	The effect of changing economic conditions, both nationally and in our local community;

•	Changes in government regulations, tax and interest rates applicable to our business and similar matters and

•	Our ability to attract and retain quality employees.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements other than material changes to such information.

General

Partners Financial Corporation (the “Holding Company”) was incorporated in the State of Florida on February 11, 2004 to serve as the holding company for Partners Bank (the “Bank”), a federal savings bank then in organization (collectively the “Company”). The Bank commenced operations on August 24, 2005. Since that time, the Holding Company’s only business activity has been the operation of the Bank. Prior to the Bank opening on August 24, 2005, the operation of the Holding Company related solely to raising capital for the Bank and completing the Bank organization process. The Bank offers a variety of community banking services to individual and business customers through its banking office located in Naples, Florida. The deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has adopted a fiscal year end of March 31.

The Bank focuses on community banking in Collier County Florida. The Bank seeks to provide its community with a strong, committed local savings bank to handle customers’ needs. The Bank is committed to serving its local customers and believes it is well positioned to assist local customers through its proposed network of local branches and strong, committed staff and lending officers. It is the goal of the Bank to service customers with the attention of a local community bank and the technical and banking product sophistication of a major bank.

The Bank focuses its operations on generating funds through the solicitation of money market and other variable rate deposit products, and the origination of high credit quality residential and commercial real estate loans. The Bank has wholesale mortgage operations which originates and sells residential mortgages of various credit quality levels, including loans known as sub-prime loans (sub-prime loans are not originated to be held in the portfolio). This operation brings the Bank additional lending opportunities, such as permanent residential loans, which are sold in the secondary mortgage market, thereby providing the Bank with both fee income and cross-selling opportunities. The Bank’s lending activities also include the origination of commercial business loans and consumer loans.

At March 31, 2006, we had total assets of $48.7 million, deposits of $34.9 million and stockholders’ equity of $13.8 million.

Our executive offices are located at 1575 Pine Ridge Road, #15 , Naples, Florida 34109; our telephone number is (239) 434-2069; our internet address is http://www.partnersbank.net.

Market Area and Competition

The principal markets of Partners Bank are the city of Naples and Collier County, Florida. To a lesser extent, we have identified the southern region of Lee County as a target market.

According to the Collier County Economic Development Council, Collier County is expected to grow from 317,000 in 2005 to 374,000 by the year 2010 for a growth rate of 18%. In neighboring markets, Lee County is projected to grow from 524,000 to 593,000 or 14%. Southwest Florida which consists of Lee, Collier, Charlotte, Henry and Glades counties will grow to 1.2 million in population or 14.1%.

The median age in Collier County is 44 and Hispanics represents the second highest percent of the population by race at 19.6%. The average household income in Collier Count is $69,806. The median price home is $505,000. Leisure and hospitality, education and health services and construction make up 42% of the labor force in Collier County.

Collier County had, as of September 30, 2005 total bank deposits of $10.4 billion representing approximately 34 banks. Many of these banks are affiliated with large national or regional banks. Competition among financial institutions in our primary service area is intense. There are currently nine commercial banks headquartered in Collier County. While, there are no savings associations headquartered in Naples, savings associations and credit unions are located in nearby communities. In addition, there are 117 bank and thrift offices in Collier County. We believe that we will be able to effectively compete in our market, because of our banking philosophy, which places emphasis on customer service, friendly and personable employee attitudes, and the development of banking products that address the primary needs of our customer base. Our directors and management will also actively represent us in local community events and functions.

Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects such bank’s loan activities and general growth opportunities. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the availability of unique financial services products. We compete with financial institutions which have much greater financial resources than we have, and which may be able to offer more services, unique services and possibly better terms to their customers. We, however, believe that we will be able to attract sufficient deposits to enable us to compete effectively with other area financial institutions.

We also are in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been targeting traditional banking markets. Due to the projected growth of our market area, we anticipate that additional competition will result from new entrants to the market.

We offer a full range of interest bearing and non-interest bearing deposit accounts, including commercial and consumer checking accounts, money market accounts and individual retirement accounts, regular interest bearing savings accounts and certificates of deposit with a range of maturity date options. Our sources of deposits are residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits. In addition, we have implemented a service charge fee schedule competitive with other financial institutions in our market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

Loan Portfolio

We consider the maintenance of a well underwritten and diversified loan portfolio as a prudent and profitable method of employing funds raised through deposits that are available for investment. Our objective is to maintain a high quality, diversified loan portfolio consisting of mortgage, consumer and commercial loans. The Bank does not originate any sub-prime loans for its portfolio due to the high risk involved in these types of loans. Loans to serve lower income customers will be made either directly or with a loan consortium to meet the low/moderate income needs in the community.

Our borrowers are generally located within Collier County, our primary trade area. Our secondary trade area is defined as the portion of southern Lee County that is adjacent to Collier County. Customers with needs outside of these areas may also be accommodated. Participations from banks in areas and markets that the President, Senior Lender or Board members are familiar with are also considered on a case-by-case basis.

The Board of Directors has established a loan policy which will provide our lending officers with the discretion necessary to accomplish our loan objectives, while assuring compliance with all banking regulations.

Residential Mortgage Loans

We offer mortgage loan programs to provide financing for the acquisition or construction of single-family, owner-occupied primary residences, as well as for vacation homes. All loans are structured with an amortization schedule not exceeding 30 years. These loans will be held in our loan portfolio or sold in the secondary market, in order to generate fee income. We offer construction loans to achieve short-term usage of funds and to create fee income. Construction loans also create opportunities for permanent residential mortgages for sale in the secondary market. Construction loans are made to provide short-term financing for the construction of such properties, while permanent loans are structured to provide long-term financing to the owners of such properties.

Normally, the loan to value ratio of each conventional mortgage will not exceed 85%. We will also participate with private mortgage insurance companies for the purpose of providing loans with a loan to value ratio of up to 97%.

We will participate in community mortgage programs which are established for the benefit of residents of low to moderate income neighborhoods within the our service areas.

Commercial Loans

We provide commercial loans to the business community to provide funds for such purposes as financing business equipment and acquiring commercial real estate. Our emphasis is on loans secured by commercial real estate, rather than the riskier loans on receivables or business inventories. Commercial loans may be either short term (one year or less) or intermediate term in nature and may be secured, unsecured or partially secured. Maturities of loans are structured in relation to the economic purpose of the loan, conforming to the anticipated source of repayment. Fixed rate loans are the exception, and in most instances interest rates float and are tied to prime rate (Wall Street Journal) or other published indices with adjustment periods not to exceed five years. The basis upon which we will set the rate over prime will be based upon the risk of the loan, and the interest rates being offered in our primary service area. We attempt to place interest rate floors and include pre-payment penalties whenever possible.

Term loans are those having an anticipated final maturity of more than one year from the initial funding date. Generally, commercial term loans extending more than 24 months are made pursuant to formal written loan agreements with the borrower. Amortization schedules on term loans secured by collateral other than real estate typically reflect a complete pay out within seven years of the funding date. Loans secured by commercial real estate generally amortize over 20-25 years, with five to seven year balloons. 15-year term loans may also be made based on cash flow, collateral or lease terms.

Demand notes may occasionally be utilized in connection with certain secured commercial loan transactions where the nature of the transaction suggests that such structure is clearly preferable; however, term notes will be utilized as a matter of routine. Demand loans will normally be secured with readily marketable collateral.

We also consider the following types of loans, subject to the resources available to adequately monitor and service such loans:

•	Real estate development loans secured by first liens on the property where we are also providing construction and/or permanent financing.

•	Term loans secured by machinery and equipment (terms of such loans will be consistent with the purpose, cash flow capacity, and economic life of collateral); and

•	Credit lines for short-term working capital requirements.

All credit lines are subject to an annual review and will generally carry a requirement for a 30 consecutive day (minimum) annual out-of-debt period.

Consumer Loans

Consumer loans are provided to individuals for household, family and personal expenditures. Generally, small consumer loans have a maturity of not longer than five years. The primary type of consumer lending is for the financing of boats, recreational vehicles, and automobiles, home improvements and education. Loans to purchase more expensive boats or recreational vehicles are made on more flexible terms based on down payments, credit worthiness and the competitive environment. Equity lines generally have a 10-year maturity. We have established a loan policy that provides specific guidance for the required terms of our underwriting credit criteria for each type of loan. We also may make some unsecured loans, as well as loans secured by second mortgages on real estate and other collateral.

Loan Loss Allowance

The Bank maintains a majority of its loan portfolio in real estate secured loans requiring reserve ratios appropriate for the risk associated with the real estate market in our market. Based upon our underwriting standards and historical annual market value appreciation, real estate loans generally carry a lower reserve than those carried for unsecured loans and consumer loans, because of the inherent risk factors in these portfolios. Construction loans with third-party take-outs carry a higher reserve than portfolio loans. In general, we consider unsecured and consumer loans to be the riskiest, because of the lack of easily marketable collateral. Commercial loans secured by property other than real estate are less risky, but commercial real estate loans carry even less risk due to lenders’ ability to liquidate real estate collateral. Similarly, residential real estate loans present the least risk because of both the marketability of the collateral and the borrowers’ propensity to make payments on their loans to retain and preserve their residences.

The Bank’s Board of Directors monitors the loan portfolio at least quarterly in order to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the Bank engages the services of outside consultants to assist in the evaluation of credit quality and loan administration. Credit quality reviews will begin in fiscal 2007. These professionals complement our internal system, which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. For the year ended March 31, 2006 no loans were charged off against the allowance for loan losses.

Deposit Generation

We compete aggressively for deposits in the Collier county market. Among our product offerings are online personal and business banking, checking accounts, overdraft protection, cash management services, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security checks, wire transfers, telephone banking and automatic drafts. We believe these accounts and products are profitable when considering the entire potential customer relationship.

We also offer certificates of deposit promotions designed to attract customers that we intend to cross-sell other services, including loan products. Our goal is to attract customers who will become permanent customers due to more responsive, more personalized, and faster service. We also seek to garner as much zero interest or low cost deposits as possible.

We offer a tiered money market/savings product whereby the Bank pays higher rates on higher deposit balances. We believe this deposit vehicle allows the Bank to compete with money market mutual funds.

Investments

The Bank, as a federally chartered savings association, has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of federal agencies, certificates of deposit of federally insured banks and savings associations, bankers’ acceptances and federal funds. Subject to various restrictions, the Bank also may invest a portion of its assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly. The Bank also is required to maintain a minimum level of liquid assets, which is determined quarterly based on the amount of the Bank’s short-term obligations.

We enter into Federal Funds transactions with our principal correspondent banks and primarily act as a net seller of such funds. The sale of Federal Funds amount to a short-term loan from us to another bank, usually overnight. At March 31, 2006, Federal Funds sold comprised 32.2% of our total assets. At March 31, 2006, we had $8.8 million in securities available for sale.

Asset/Liability Management

It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash management, loan, investment, borrowing and capital policies. Designated Bank officers are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations.

Our asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on our earnings.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements of member bank deposits. In the view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no accurate prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

Employees

As of March 31, 2006, we employed 20 full-time persons, including three executive officers. Employees are hired as needed to meet company-wide personnel demands.

Supervision and Regulation

General

The Bank is a federal savings bank and its deposits are insured by the FDIC through the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision (“OTS”) as its primary federal regulator. It also is subject to regulation, supervision, and examination as to certain matters by the FDIC and the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approval before engaging in certain transactions, such as mergers with or acquisitions of other depository institutions, opening or acquiring branches, or establishing or acquiring subsidiary companies. The OTS also conducts periodic examinations of the Bank to assess its compliance with various regulatory requirements. This regulation, supervision, and examination is intended primarily for the protection of DIF and the depositors of the Bank. The OTS has significant discretion in the exercise of its supervisory and enforcement authority, including the setting of policies regarding the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Holding Company as a savings and loan holding company, is subject to regulation, supervision, and examination by the OTS, and is subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under federal securities laws.

The following is a summary of certain laws and regulations that are applicable to the Holding Company and the Bank. This summary is not a complete description of such laws and regulations, nor does it encompass all such laws and regulations. Any change in the laws and regulations applicable to us or in the policies of the various regulatory authorities could have a material impact on our operations and our shareholders.

The Holding Company

We are required to file periodic reports with the SEC and the OTS. We also are required to file such other reports, keep such books and records, and be subject to such examination as the OTS prescribes. We are permitted to engage in any activity that a bank holding company may engage in as being so closely related to banking or to managing or controlling banks as to be a proper incident thereto, unless the OTS prohibits or limits such activity, and any activity that a financial holding company may engage in as being financial in nature or incidental to such financial activity or as being complementary to a financial activity and not posing undue risk. We also may engage in limited additional activities that support the operations of a savings bank. In the event that the Bank were to fail to retain its status as a qualified thrift lender (as described more fully below), we would be required to register with the Federal Reserve Board as a bank holding company and would be subject to all statutes and regulations, including capital requirements and restrictions on permissible activities, as if we were a bank holding company.

The Bank

Capital Requirements. OTS regulations require that savings associations maintain (i) “core capital” in an amount not less than 4% of adjusted total assets (the “leverage ratio”), (ii) “tangible capital” in an amount not less than 1.5% of adjusted total assets (the “tangible capital ratio”), (iii) risk-based capital in an amount not less than 8% of risk-weighted assets (the “risk-based ratio”), and (iv) Tier 1 capital in an amount not less than 6.00% of risk-weighted assets.

“Core capital” generally includes common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, less intangible assets (other than certain nonwithdrawable accounts and qualifying supervisory goodwill). An amount equal to 90% of the fair market value of readily marketable purchased mortgage servicing rights (“PMSRs”) and purchased credit card relationships (subject to certain conditions) also is included. “Tangible capital” generally is defined in the same manner as core capital. For purposes of the risk-based capital requirement, supplementary capital may be included in an amount up to 100% of core capital. “Supplementary capital” includes, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, up to 45% of net unrealized gains on readily marketable equity securities held for sale, and general loan and lease loss allowances up to 1.25% of risk-weighted assets less certain deductions. At March 31, 2006, the Bank had a leverage ratio of 20.63%, a tangible capital ratio of 20.63%, a risk-based capital ratio of 42.14% and a tier 1 capital ratio of 41.33%.

Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution’s capital was or may become inadequate in view of its particular circumstances.

Prompt Corrective Action. The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and the agencies are required to take prompt corrective action with respect to insured institutions that fall below various of these capital standards. The degree of intervention mandated by federal legislation is tied to an insured institution’s capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution’s capital declines. Any insured institution that falls below minimum capital standards must submit a capital restoration plan. An undercapitalized association also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the OTS. An institution is not permitted to pay dividends if, as the result of the payment, it would become undercapitalized, and an undercapitalized institution is prohibited altogether from paying dividends without the prior approval of the OTS. In addition, the OTS may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives. At March 31, 2006, the Bank was classified as a “well capitalized” savings association.

The OTS capital regulations also require a thrift institution to deduct a component of capital based on its interest rate risk when calculating its total capital for purposes of determining its minimum risk-based capital requirement. The OTS, however, has deferred implementation of this provision. Nevertheless, the OTS has issued guidelines regarding the management of interest rate risk. The OTS requires thrift institutions to establish and maintain board of directors’ approved limits on ratios involving the net present value of the institution’s existing assets, liabilities and off-balance sheet contracts (referred to as net portfolio value or “NPV”). Financial simulations must be performed that calculate the NPV ratios (NPV divided by the present value of assets) under interest rate shock scenarios of plus or minus 100, 200 and 300 basis points. The Bank’s level of interest rate risk is determined based primarily on the change of its NPV in the event of an interest rate shock of 200 basis points.

The OTS also requires management to assess the risks and returns associated with complex securities and financial derivatives. Before taking a significant position in any such instrument, the analysis must reflect the effect of the proposed transaction on the interest rate risk profile of the institution, including the expected change in the institution’s NPV (net portfolio value) as a result of parallel shifts in the yield curve of plus or minus 100, 200 and 300 basis points. Complex securities and financial derivative transactions may require analysis of a wider range of scenarios. In general, the use of financial derivatives or complex securities with high price sensitivity should be limited to transaction strategies that lower an institution’s interest rate risk, as measured by the sensitivity of the NPV to change in interest rates.

The following table sets forth the Bank’s NPV as of March 31, 2006, the most recent date the Bank’s NPV was calculated by the OTS.

	Net Portfolio Value			NPV as % of Portfolio Assets
	Amount	Dollar Change	Percent Change	NPV Ratio	Change in Basis Points
	(Dollars in 000s)
Change in Interest Rates
+300 bp	$10,046	$(945)	-8%	21.13%	-161bp
+200 bp	10,761	(589)	-5%	21.76%	-98bp
+100 bp	11,078	(273)	-2%	22.30%	-44bp
0	11,351	—	—	22.74%	—
-100 bp	11,532	181	2%	23.01%	+27bp
-200 bp	11,536	185	2%	23.00%	+27bp

Liquidity. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As required by recent legislation, the OTS deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets. Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities. The OTS considers an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity. The Bank has ample liquidity to meet its outstanding loan commitments and deposit redemptions.

Qualified Thrift Lender Requirement. The Bank is deemed to be a “qualified thrift lender” (“QTL”) as long as its “qualified thrift investments” continue to equal or exceed 65% of its “portfolio assets” on a monthly average basis in nine out of every 12 months or it qualifies as a domestic building and loan association under the Internal Revenue Code. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC, (iii) shares of stock issued by any Federal Home Loan Bank (“FHLB”), and (iv) loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; (v) consumer loans, other than loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts; and (vi) shares of stock issued by Freddie Mac or Fannie Mae. For purposes of the QTL test, the term “portfolio assets” means the savings association’s total assets minus goodwill and other intangible assets, the value of property used by the savings association to conduct its business, and liquid assets held by the savings association in an amount up to 20% of its total assets.

OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payment of dividends) to those permitted for both savings associations and national banks. In order for the Bank to exercise the powers granted to federal savings associations and maintain full access to FHLB advances, the Bank must meet the definition of a QTL. The Bank currently qualifies as a QTL.

Loans to One Borrower Limitations. The Home Owners’ Loan Act (“HOLA”) generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. The HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits.

Capital Distributions. An OTS rule imposes limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers).

Insurance of Deposits. The deposits in the Bank are insured up to $100,000 per insured depositor (as determined by law and regulation) by the FDIC and are backed by the full faith and credit of the United States government. Individual Retirement Accounts are insured up to $250,000. The amount of deposit insurance is adjusted every 5 years to account for inflation, beginning in 2010. The deposits in the Bank are insured under the DIF.

Assessments. The Bank is subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. In 2006, Congress amended the Federal Deposit Insurance Act to authorize the FDIC to charge premiums in order to maintain the DIF within a specified range of a percentage of insured deposits. The amount of premiums has not been set under the amended law.

Safety and Soundness Standards. The Bank is subject to certain standards designed to maintain the safety and soundness of individual banks and the banking system. The OTS has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal. A federal savings association not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the OTS.

Federal Reserve System. Under Federal Reserve Board regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations require that a reserve of 3% must be maintained against aggregate transaction accounts up to $42.8 million and 10% against any transaction accounts in excess of that amount. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (the “FHLB System”). The FHLB System consists of 12 regional FHLB’s and provides a central credit facility primarily for member institutions. The Bank, as a member of FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB of Atlanta advances outstanding; or 0.3% of its total assets. At March 31, 2006, the Bank was in compliance with this requirement and owned $48,000 of FHLB of Atlanta common stock.

Transactions with Affiliates. Transactions between the Bank and its affiliate are governed by sections 23A and 23B of the Federal Reserve Act and corresponding regulations of the Federal Reserve Board and the OTS. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Privacy Policy. Under the Gramm-Leach-Bliley Act (“GLB Act”), all financial institutions, including the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Bank has developed such policies and procedures and believes it is in compliance with all privacy provisions of the GLB Act.

Anti-Money Laundering. Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank.

Corporate Governance. The Sarbanes-Oxley Act (“SOA”), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. For example, the chief executive officer and the chief financial officer of the Company are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The federal banking regulators, including the OTS, have adopted generally similar requirements concerning the certification of financial statements.

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (“FACT”) was signed into law. FACT includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. FACT also requires financial institutions, including savings banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Depository institutions, including savings banks, also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

Recent Accounting Pronouncements. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received. The SOP also prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not impact the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for nonsubstantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated. At March 31, 2006, the Company had no stock compensation plans. At such time that any stock compensation plans are enacted, the Company will begin expensing the fair value of any future grants of stock awards.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements an Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. The adoption of SFAS No. 155 will not have a material impact on the Company’s results of operations or financial condition.

On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with the changes in fair value recorded in the Consolidated Statement of Operations. . The statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with earlier adoption permitted. The adoption of SFAS No. 156 will not have a material impact on the Company’s results of operations or financial condition.

ITEM 2.	DESCRIPTION OF PROPERTY

The Bank’s current main office is a store front located in a strip retail shopping center. The Bank expects to use this location as a branch office after the new main office facility is completed. The Bank is currently negotiating a lease agreement for a new branch which will replace the store front location in fiscal 2008. This new branch will be leased from a company owned by various directors. At this time, it is anticipated that the existing store front will continue to be used for loan and or deposit operations.

The Bank also intends to operate an office from a site at 3021 Airport-Pulling Road, Naples Florida. Initially, this facility will be a branch office operated out of a 1,584 square foot modular unit. We currently anticipate opening this temporary branch office in the second quarter of fiscal 2007. We have contracted to purchase 12,000 square feet of an office condominium on this same site. When it is ready for occupancy, during the fourth quarter of fiscal 2007, we will seek regulatory approval to designate this facility as the Bank’s home office. At that time, we also intend to relocate the Holding Company’s headquarters to this site.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending to which we are a party or to which any of our properties are subject. We are not aware of any material proceedings being contemplated by any governmental authority, nor are we aware of any material proceedings, pending or contemplated, in which any director, officer, affiliate or any principal security holder of 10% or more of the common stock of the Holding Company’s, or any associate of the foregoing is a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth fiscal quarter of 2006.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

No market exists for the common shares of the Holding Company. It is not anticipated that an active public market will develop for the common shares of the Holding Company because, at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System. No dividends were paid on the Holding Company common stock. As of June 10, 2006, the Holding Company common stock was held by approximately 245 shareholders.

Our ability to pay dividends, should we elect to do so, depends largely upon the ability of the Bank to declare and pay dividends. Future dividends will depend primarily upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Holding Company and the Bank, which limit the amount that may be paid as dividends.

During the initial common stock offering period in 2005, 1,500,000 shares were included in units with a unit consisting of one share of common stock and one purchase warrant. The price per unit was $10. A total of 1,500,000 units were sold during this initial offering period for total proceeds of $14,798,000, net of offering costs of $202,000. Each warrant entitles the holder thereof to purchase one share of additional common stock for $10 per share during the 36 month period following the commencement of banking operations. All warrants issued pursuant to the offering will expire on August 24, 2008 or the board may call the warrants at any time after August 24, 2006. At the discretion of the board of directors the expiration date may be extended an additional six months to February 24, 2009.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-KSB under the caption Financial Statements.

SELECTED FINANCIAL DATA

At March 31, or for the Years then Ended

(in thousands, except per share figures)

At Year End:	2006	2005
Cash and cash equivalents	$15,793	$32
Securities available for sale	8,793	—
Loans, net	21,876	—
All other assets	2,231	380

Total assets	$48,693	$412

Deposits	34,891	—
All other liabilities	37	405
Stockholders’ equity	13,765	7

Total liabilities and stockholders’ equity	$48,693	$412

Total interest income	931	—
Total interest expense	287	—

Net interest income	644	—
Provision for loan losses	198	—

Net interest income after provision for loan losses	446	—
Noninterest income	39	—
Noninterest expenses	1,799	228

Loss before income tax benefit	(1,314)	(228)
Income tax benefit	(578)	—

Net loss	$(736)	$(228)

Net loss per share, basic and diluted	$(0.59)	$—

Ratios and Other Data:
Return on average assets	(4.35)%	(242.55)%
Return on average equity	(8.78)%	(1,266.67)%
Average equity to average assets	49.59%	19.15%
Interest-rate spread during the period	2.18%	—%
Net interest margin	4.08%	—%
Dividend Payout Rate	—	—
Ratio of average interest-earning assets to average interest-bearing liabilities	2.05	—
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of year	—	—
Allowance for loan losses as a percentage of total loans at end of year	0.90%	—%
Total number of banking offices	1	—
Total shares outstanding at end of year	1,500,000	—
Book value per share at end of year	$9.18	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2006 and 2005 and the Years then Ended

General

Partners Financial Corporation (the “Holding Company”) was incorporated in the State of Florida on February 11, 2004 to serve as the holding company for Partners Bank (the “Bank”), a federal savings bank then in organization (collectively the “Company”). The Bank commenced operations on August 24, 2005. Since that time, the Holding Company’s only business activity has been the operation of the Bank. Prior to the Bank opening on August 24, 2005, the operation of the Holding Company related solely to raising capital for the Bank and completing the Bank organization process. The Bank offers a variety of community banking services to individual and business customers through its banking office located in Naples, Florida. The deposits in the Bank are insured by the FDIC. The Company has adopted a fiscal year end of March 31.

Financial condition for the years ended March 31, 2006 and 2005

The Bank commenced operations August 24, 2005 and March 31, 2006 marked the completion of our first full seven months of operations. At March 31, 2006 total assets were $48.7 million, net loans were $21.9 million and total deposits were $34.9 million. At March 31, 2005, while the Company was still in the organizational stage, total assets were $412,000.

The Company had unrealized losses of $111,000 on its securities available-for-sale portfolio at March 31, 2006. The amortized cost of this portfolio was $8.9 million at that date. The Company’s investment securities portfolio is comprised of eight mortgage-backed securities. The Company’s securities available-for-sale portfolio increased by $8.8 million during the year ended in 2005 due to the purchase of mortgage-backed securities available-for-sale offset by the repayment of principal on mortgage-backed securities. None of these securities was deemed to have any fundamental issues that would lead the Company to believe that they were other than temporarily impaired. The unrealized losses are considered temporary as they reflect fair values at March 31, 2006, are subject to change daily as interest rates fluctuate and the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company’s stockholders’ equity was $13.8 million, at March 31, 2006. This is comprised of proceeds received from the issuance of common stock, accumulated net losses and net unrealized losses on securities available for sale. During the year ended March 31, 2006 the Company sold 1,500,000 units consisting of shares of its common stock and warrants for gross proceeds of $15,000,000. The Company incurred approximately $202,000 of expenses related to the offering which were offset against the gross proceeds.

Loan Portfolio Composition

The following table sets forth the composition of the loan portfolio at (dollars in thousands):

	At March 31, 2006
	Amount	% of Total
Commercial real estate	$11,201	50.8%
Residential real estate	8,049	36.5
Commercial	334	1.5
Consumer	1,310	5.9
Home equity loans and lines of credit	1,161	5.3

Total loans	22,055	100.0%

Add (subtract):
Deferred loan costs net	19
Allowance for loan losses	(198)

Loans, net	$21,876

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, management uses its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy we apply relates to the valuation of the loan portfolio.

A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 1 to the consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit and undisbursed loans and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and undisbursed loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained by the Company if any upon extension of credit is based on management’s credit evaluation of the counterparty.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at March 31, 2006 follows (in thousands):

Contract Amount
Commitments to extend credit	$12,824

Unused lines of credit and undisbursed loans	$7,588

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded during the next twelve months.

Results of Operations for the years ended March 31, 2006 and 2005

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowings). The Company’s operating results are also affected by its other income (primarily gain on sale of loans and service charges) and its operating expenses (primarily salaries and administrative costs).

The Bank commenced operations on August 24, 2005. Since the Company had not yet achieved the asset size to operate profitably, the operating results at March 31, 2006 or for the years ended March 31, 2006 and 2005 are not indicative of future operating results. The net loss for the fiscal year ended March 31, 2006 totaled $736,000 or $0.59 per weighted average share.

The following table sets forth certain information relating to the Company’s average interest-bearing assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. It also sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; (v) net interest margin (dollars in thousands).

	Year ended March 31, 2006
	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$7,686	$583	7.59%
Investment securities	3,077	150	4.87
Interest bearing deposits and fed funds sold	5,024	198	3.93

Total interest-earning assets	15,787	931	5.89

Noninterest-earning assets	1,121

Total assets	$16,908

Interest-bearing liabilities:
Money market and NOW deposits	3,490	103	2.95
Savings	3,168	140	4.42
Time deposits	938	38	4.04

Total interest-bearing deposits	7,596	281	3.69
Other borrowings	116	6	5.17

Total interest bearing liabilities	7,712	287	3.71

Noninterest-bearing liabilities	812
Total Liabilities	8,524
Stockholders’ equity	8,384

Total liabilities and stockholders’ equity	$16,908

Net interest income		$644

Interest-rate spread (1)			2.18%

Net interest margin (2)			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	2.05

(1)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.

Net interest income totaled $644,000 for year ended March 31, 2006. The net interest margin and average interest rate spread for the same period were 4.08% and 2.18% respectively. The disparity between the two ratios is attributable to the high ratio of interest earning assets to interest bearing liabilities due to the effects of the $11.0 million capital investment in the Bank. As the Bank grows, this disparity will be significantly reduced. The Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, the Company’s net interest margin tends to widen in a rising rate environment.

Provision and Allowance for Loan Losses

The allowance for loan losses is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and current anticipated economic conditions that may affect the borrower’s ability to pay. Management also considers the results of internal and independent external credit reviews (external credit reviews will begin in fiscal 2007).

The allowance for loan losses is established through a provision for loan losses charged against operations. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At March 31, 2006 the allowance for loan losses amounted to $198,000 or 0.90% of outstanding loans.

An analysis of the Bank’s allowance for loan losses is furnished in the following table (in thousands);

	Year Ended March 31, 2006	Year Ended March 31, 2005
Balance at beginning of period	$—	$—
Charge-offs	—	—
Recoveries	—	—
Provision charged to operations	198	—

Balance at end of period	$198	$—

Average loans outstanding during the period	$7,686	$—

At March 31, 2006 the allowance was allocated as follows (dollars in thousands):

	Amount	% of Loans in Category to Total Loans
Commercial real estate	$129	50.8%
Residential Real Estate	53	36.5
Commercial	4	1.5
Consumer	6	5.9
Home equity loans and lines of credit	6	5.3

Total	$198	100.0%

Noninterest Income

The primary sources of noninterest income are fees related to loans which are closed in the name of a third party (secondary market fees) and gains on the sale of loan held for sale. Other sources of noninterest income include debit card, ATM card, check printing, safe deposit, wire transfer and official check fees. Noninterest income was primarily gains of the sales of loans held for sale and secondary market fees. Gains on loans held for sale totaled $15,000 and secondary market fees were $13,000. The Bank’s mortgage origination department was still in its organizational stages until the end of fiscal 2006. It is anticipated that income from this area will show significant increases beginning in early fiscal 2007.

Non-Interest Expense

Non-interest expense for the years ended March 31, 2006 and 2005, totaled $1.8 million and $228,000, respectively. As a percent of total average assets, non-interest expense amounted to 10.6% for fiscal 2006. Preopening expenses, related to the organization of the Bank were $515,000 in 2006 and $228,000 in 2005.

The components of non-interest expense for the years indicated are set forth below (in thousands):

	Year ended March 31,
	2006	2005
Salaries and benefits	$630	$—
Occupancy and equipment	155	—
Data processing	67	—
Advertising	85	—
Professional fees	176	—
Stationary and supplies	43	—
Preopening and organizational expenses	515	228
Other expenses	128	—

Total non-interest expense	$1,799	$228

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities and funds provided by our operations. Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity.

The Company’s primary source of cash during the year ended March 31, 2006, was deposit inflows of $34.9 million and net proceeds from the issuance of common stock of $14.8 million. Most of the growth in deposits accounts can be attributable to a saving account promotion that the Bank ran during the fourth quarter of fiscal 2006. This promotion attracted total deposits of approximately $19.0 million at an average rate of 4.45%. The rate on this product is locked for one year from the date the account is opened. Cash was used primarily to originate loans, net of principal repayments, of $22.1 million and for the purchase of $9.4 in securities available for sale.

We closely monitor and maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities. The OTS considers an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity. The Bank has ample liquidity to meet its outstanding loan commitments.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2006, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2006, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at March 31, 2006 are also presented in the table below (dollars in thousands).

	Actual Amount	%	For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
			Amount	%	Amount	%
Total capital (to risk weighted assets)	$10,256	42.14%	$1,947	8.00%	$2,434	10.00%
Core capital (to adjusted total assets)	10,058	20.63%	1,950	4.00%	2,437	5.00%
Tangible capital (to adjusted total assets)	10,058	20.63%	731	1.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$10,058	41.33%	N/A	N/A	$1,460	6.00%

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest-rate swaps. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 8 of Notes to Consolidated Financial Statements.

Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest-rate risk. See the section below titled Asset-Liability Structure. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

We use modeling techniques to simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed-rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

Asset—Liability Structure

As part of our asset and liability structure we emphasize establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing our operations. We believe these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest-rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets/rate sensitive liabilities. A gap ratio of 1.0 represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, we monitor asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) building a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term securities).

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at March 31, 2006 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	Less than one year	More than one year to five years	More than five years to ten years	Over ten years	Total
Loans (1):
Variable rate	$16,332	$1,907	$1,000	$410	$19,649
Fixed rate	460	1,946	—	—	2,406

Total loans	16,792	3,853	1,000	410	22,055
Securities available for sale	—	1,884	1,802	5,107	8,793
Federal funds sold	15,670	—	—	—	15,670
Interest bearing due from banks	24	—	—	—	24
Federal Home Loan Bank of Atlanta stock	—	—	—	48	48

Total rate-sensitive assets	32,486	5,737	2,802	5,565	46,590

Deposit accounts:
Savings, NOW and money market deposits (2)	26,533	—	—	—	26,533
Time deposits (2)	3,329	—	—	—	3,329

Total rate-sensitive liabilities	29,862	—	—	—	29,862

GAP repricing differences	$2,624	$5,737	$2,802	$5,565	$16,728

Cumulative GAP	$2,624	$8,361	$11,163	$16,728

Cumulative GAP/total assets	5.39%	17.17%	22.93%	34.35%

(1)	Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at March 31, 2006 (in thousands):

Years Ending March 31,	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Home equity and Lines of Credit	Total
Due within one year	$3,490	$2,881	$26	$1,151	$21	$7,569
One to five years	7,314	2,430	269	159	—	10,172
Five to ten years	266	—	39	—	1,140	1,445
Over ten years	131	2,738	—	—	—	2,869

Total	$11,201	$8,049	$334	$1,310	$1,161	$22,055

Of the $14.5 million of loans due after March 31, 2007, 13.0% of such loans have fixed-interest rates and 87.0% have adjustable interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

Investments

The Bank, as a federally chartered savings association, has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of federal agencies, certificates of deposit of federally insured banks and savings associations, bankers’ acceptances and federal funds. Subject to various restrictions, the Bank also may invest a portion of its assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly.

The Company’s investments securities portfolio consisted of eight mortgage backed securities, classified as available for sale and with a fair market value of $8,793,000 and with a yield of 5.06% at March 31, 2006.

The following table sets forth the maturity and yield on the Bank’s investment securities portfolio at March 31, 2006(dollars in thousands).

	At March 31, 2006
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Mortgage-backed securities	$—	—%	$1,884	4.66%	$1,802	4.70%	$5,107	5.33%

Deposit and Other Source of Funds

General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money-market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Deposits. Deposits are attracted principally from our primary geographic market area of Collier County Florida. We offer a variety of deposit instruments including demand deposit accounts, NOW accounts, money- market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. We set the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At March 31, 2006
	Amount	% of Deposits
Noninterest-bearing deposits	$5,029	14.4%
Savings	19,740	56.6
NOW and money market deposits	6,793	19.5

Subtotal	31,562	90.5

Certificate of deposits:
3.00% – 3.99%	283	0.8
4.00% – 4.99%	3,046	8.7

Total certificates of deposit	3,329	9.5

Total deposits	$34,891	100.0%

The following table shows the average amount outstanding and the average rate paid on each of the following deposit account categories during the period indicated (dollars in thousands).

	Year ended March 31, 2006
	Average balance	Average Rate
NOW accounts	$1,638	2.91%
Money market accounts	1,852	2.98
Savings accounts	3,168	4.42
Certificates of Deposit	938	4.04

Total interest bearing deposits	$7,596	3.69%

Maturity information regarding the Bank’s jumbo certificates ($100,000 and over) is shown below.

At March 31, 2006
(in thousands)
Due three months or less	$—
Due three months to one year	1,684
Due over one years	—

Total time deposits of $100,000 or more	$1,684

ITEM 7.	FINANCIAL STATEMENTS

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Naples, Florida

Audited Consolidated Financial Statements

At March 31, 2006 and 2005 and for the Years Then Ended

(Together with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

Partners Financial Corporation

Naples, Florida:

We have audited the accompanying consolidated balance sheets of Partners Financial Corporation and Subsidiary (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

June 16, 2006

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,
	2006	2005
ASSETS
Cash and due from banks	$99	$32
Federal funds sold	15,670	—
Interest-bearing deposits with banks	24	—

Total cash and cash equivalents	15,793	32

Securities available for sale, at fair value	8,793	—

Loans held for sale	265	—
Loans, net of allowance for loan losses of $198	21,876	—
Premises and equipment, net	889	289
Federal Home Loan Bank of Atlanta Stock, at cost	48	—
Prepaid common stock offering costs	—	63
Accrued interest receivable	132	—
Deferred income taxes	620	—
Other assets	277	28

Total assets	$48,693	$412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand deposits	$5,029	$—
Savings, NOW, money-market deposits	26,533	—
Time deposits	3,329	—

Total Deposits	34,891	—
Note payable	—	401
Accrued interest payable and other liabilities	37	4

Total liabilities	34,928	405

Commitments and contingencies (Notes 4, 7 and 9)

Stockholders’ Equity
Preferred stock, no par value; 1,000,000 shares authorized, 2,350 shares issued and outstanding in 2005	—	235
Common stock, $.01 par value; 9,000,000 shares authorized, 1,500,000 issued and outstanding in 2006	15	—
Additional paid-in capital	14,783	—
Accumulated deficit	(964)	(228)
Accumulated other comprehensive loss	(69)	—

Total stockholders’ equity	13,765	7

Total liabilities and stockholders’ equity	$48,693	$412

See Accompanying Notes to Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended March 31,
	2006	2005
Interest income:
Loans	$583	$—
Investment securities	150	—
Other interest-earning assets	198	—

Total interest income	931	—
Interest expense:
Deposits	281	—
Borrowings	6	—

Total interest expense	287	—

Net interest income	644	—
Provision for loan losses	198	—

Net interest income after provision for loan losses	446	—

Noninterest income:
Gain on sale of loans held for sale	15	—
Service charges on deposit accounts	3	—
Secondary market fees	13	—
Other service charges and fees	8	—

Total noninterest income	39	—

Noninterest expenses:
Salaries and employee benefits	630	—
Occupancy and equipment	155	—
Data processing and systems expenses	67	—
Advertising	85	—
Professional fees	176	—
Stationary and supplies	43	—
Preopening and organizational expenses	515	228
Other	128	—

Total noninterest expenses	1,799	228

Loss before income tax benefit	(1,314)	(228)
Income tax benefit	(578)	—

Net loss	$(736)	$(228)

Net loss per share, basic and diluted	$(0.59)	$—

Weighted-average number of shares outstanding, basic and diluted	1,255,091	—

See Accompanying Notes to Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2006 and 2005

(dollars in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2004	$—	$—	$—	$—	$—	$—
Net loss accumulated during the development stage	—	—	—	(228)	—	(228)
Issuance of preferred stock	235	—	—	—	—	235

Balance at March 31, 2005	235	—	—	(228)	—	7

Comprehensive loss:
Net loss	—	—	—	(736)	—	(736)
Unrealized loss on securities available for sale, net of tax benefit	—	—	—	—	(69)	(69)

Comprehensive loss						(805)

Redemption of preferred stock	(235)	—	—	—	—	(235)
Issuance of common stock, net of stock issuance costs of $202; (1,500,000 shares)	—	15	14,783	—	—	14,798

Balance at March 31, 2006	$—	$15	$14,783	$(964)	$(69)	$13,765

See Accompanying Notes to Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(736)	$(228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	—
Provision for loan losses	198	—
Deferred income tax benefit	(578)	—
Accretion of premiums and discounts on securities available for sale	(3)	—
Amortization of loan fees and costs, net	(2)	—
Loans originated for sale	(1,220)	—
Gain on sale of loans held for sale	(15)	—
Proceeds from sales of loans held for sale	970	—
Increase in accrued interest receivable	(132)	—
Increase in other assets	(249)	(28)
Increase in accrued interest payable and other liabilities	33	4

Net cash used in operating activities	(1,674)	(252)

Cash flows from investing activities:
Net increase in loans	(22,072)	—
Purchase of securities available for sale	(9,352)	—
Proceeds from principal repayments on securities available for sale	451	—
Purchase of Federal Home Loan Bank stock	(48)	—
Purchase of premises and equipment	(660)	(289)

Net cash used in investing activities	(31,681)	(289)

Cash flows from financing activities:
Net increase in deposits	34,891	—
Proceeds from issuance of common stock	15,000	—
Proceeds from issuance of preferred stock	—	105
Redemption of preferred stock	(235)	—
Proceeds from note payable	—	401
Repayment of note payable	(401)	—
Payment of common stock offering costs	(139)	(63)
Proceeds received from organizers	—	130

Net cash provided by financing activities	49,116	573

Net increase in cash and cash equivalents	15,761	32
Cash and cash equivalents at beginning of year	32	—

Cash and cash equivalents at end of year	$15,793	$32

Supplemental disclosure of cash flow information—Cash paid during the year for:
Interest	$266	$—

Income taxes	$—	$—

Noncash transactions:
Accumulated other comprehensive loss, unrealized loss on securities available for sale, net of tax benefit	$(69)	$—

Transfer of due to organizers to preferred stock	$—	$130

See Accompanying Notes to Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

At March 31, 2006 and 2005 and for the Years Then Ended

(1)	Summary of Significant Accounting Policies

Organization. Partners Financial Corporation (the “Holding Company”) was incorporated in the State of Florida on February 11, 2004 to serve as the holding company for Partners Bank (the “Bank”), a federal savings bank then in organization (collectively “The Company”). The Bank commenced operations on August 24, 2005. Since such time, the Holding Company’s only business activity is the operation of the Bank. Prior to the Bank opening on August 24, 2005, the operation of the Holding Company related solely to raising capital for the Bank and completing the Bank organization process. The Company has adopted a fiscal year end of March 31.

The Bank offers a variety of community banking services to individual and business customers through its banking office located in Naples, Florida. The Bank’s primary business activity is attracting deposits from the general public and using the proceeds for investments and loan originations. The deposits in the Bank are insured by the Federal Deposit Insurance Corporation. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies, including its primary federal regulator, the Office of Thrift Supervision (“OTS”) and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry.

Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all with maturities of less than ninety days.

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirement at March 31, 2006 was met by its cash on hand.

Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings (loss) and reported in other comprehensive loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Loans Held For Sale. Mortgage loans originated which are intended for sale in the secondary market are carried at the lower of book value or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to operations. At March 31, 2006 the fair value of loans held for sale exceeded book value in the aggregate.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical industry loss experience adjusted for qualitative factors.

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

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, home equity, lines of credit and residential loans for impairment disclosures.

Premises and Equipment. Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful life of each type of asset or lease term if shorter.

Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company recognized a deferred tax benefit and deferred tax asset during the year ended March 31, 2006, because management believes it is more likely than not it will utilize the deferred tax asset to offset income tax liabilities generated in future periods.

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and undisbursed loans. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Advertising. The Company expenses all media advertising as incurred.

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximates their fair value.

Securities available for sale. Fair values for these securities are based on bid quotations from securities dealers.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Loans Held for Sale. Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses using the OTS pricing model.

Federal Home Loan Bank of Atlanta Stock. The carrying amount approximates fair value.

Accrued Interest Receivable. The carrying amount approximates fair value.

Deposits. The fair values disclosed for demand, savings, NOW and money-market deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using discounted cash flow analysis using the OTS pricing model.

Note Payable. The fair value of the note payable was its carrying value.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Loss Per Share. Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding common stock warrants are not considered dilutive securities due to the net loss incurred by the Company.

Comprehensive income (loss). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net earnings (loss), are components of comprehensive income (loss).

Recent Accounting Pronouncements. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received. The SOP also prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not impact the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for nonsubstantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

that was provided in SFAS No. 123, as originally issued, is eliminated. At March 31, 2006, the Company had no stock compensation plans. At such time that any stock compensation plans are enacted, the Company will begin expensing the fair value of any future grants of stock awards.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements an Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. The adoption of SFAS No. 155 will not have a material impact on the Company’s results of operations or financial condition.

On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with the changes in fair value recorded in the Consolidated Statement of Operations. The statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with earlier adoption permitted. The adoption of SFAS No. 156 will not have a material impact on the Company’s results of operations or financial condition.

Reclassifications. Certain amounts in 2005 have been reclassified to conform to the 2006 presentation.

(2)	Securities available for sale

Securities have been classified as to management’s intent. The carrying amount of securities and their fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2006
Mortgage-backed securities	$8,904	—	111	$8,793

The scheduled maturities of securities at March 31, 2006 are as follows (in thousands):

	Amortized Cost	Fair Value
After one year before five years	$1,907	$1,884
After five years before ten years	1,839	1,802
After ten years	5,158	5,107

	$8,904	$8,793

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company did not sell any securities during the year ended March 31, 2006.

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and the near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment of the issuer for a period of time sufficient to allow for any anticipated recovery.

At March 31, 2006, the Company’s eight mortgage-backed securities had a loss position for less than one year. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities, and, as to mortgage-backed securities, actual and estimated prepayment speeds. The Company has the ability to hold these securities until the temporary loss is recovered or maturity and has no intent of selling these securities at this time. These unrealized losses are considered temporary as they reflect fair values at March 31, 2006 and are subject to change daily as interest rates fluctuate. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near term prospects of the issuer; and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

(3)	Loans

The components of loans are as follows (in thousands):

At March 31, 2006
Commercial real estate	$11,201
Residential real estate	8,049
Commercial	334
Consumer	1,310
Home equity loans and lines of credit	1,161

22,055
Add (subtract):
Deferred loan costs, net	19
Allowance for loan losses	(198)

Loans, net	$21,876

An analysis of the change in the allowance for loan losses follows (in thousands):

Year Ended March 31, 2006
Beginning balance	$—
Provision for loan losses	198

Ending balance	$198

The Company had no impaired loans in 2006. Also, at March 31, 2006, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At March 31,
	2006	2005
Land	$98	$98
Building and improvements	376	16
Leasehold improvements	124	—
Furniture, fixtures and equipment	351	175

Total, at cost	949	289
Less accumulated depreciation and amortization	(60)	—

Premises and equipment, net	$889	$289

The Bank leases certain offices under operating lease agreements. Rental expense for the years ended March 31, 2006 and 2005 was $63,000 and $28,000, respectively. Scheduled minimum rental payments under the operating lease agreements for succeeding years are as follows (in thousands):

2007	$237
2008	247
2009	254
2010	262
2011	208
Thereafter	259

$1,467

The Company has entered into a purchase agreement dated October 19, 2004 to purchase a parcel of land for $1,014,000 for which it has paid a $96,000 deposit. The Company expects to close on the purchase of this property in the first quarter of fiscal 2007. The Company expects to construct, on this land, the main office of the Bank and an office for the Holding Company. The Company estimates the total cost to construct the main office, including land, to be approximately $4,207,000.

The Bank’s current main office is a store front located in a strip retail shopping center. The lease is for $7,660 a month and expires in December 2010 with a five year renewal option. The Bank expects to use this location as a branch office after the new main office facility is completed. The Bank is currently negotiating a lease agreement for a new branch which will replace the store front location in fiscal 2008. At this time, it is anticipated that the existing store front will continue to be used for loan and or deposit operations.

In addition, the Holding Company has entered into leases on two future branch locations. Both locations are in the Bank’s primary market area. The first lease is for $4,922 a month, expires October 2012, and includes one three year option. The second lease is for $5,000 a month, expires March 2013 and include one seven year option. Pending regulatory approval the Company expects to open these offices in the fourth quarter of fiscal 2007.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Certain Relationships and Related Transactions

As described below, certain directors of the Company have provided business services in connection with preparing the Bank’s offices and the Company’s headquarters for operation.

Mission Square Office

The Bank’s initial main office is a storefront located in a strip retail shopping center at 1575 Pine Ridge Road, Naples, Florida. The Holding Company also uses this office as its headquarters. Upon selecting this site, the Company utilized the services of businesses owned and/or controlled by directors James E. Boughton and John M. DeAngelis to perform work on the site. Director Boughton’s architectural firm provided interior engineering and design services at a cost of $4,700. After this engineering work was completed, director DeAngelis’ company provided general contractor services for obtaining permits from Collier County and subcontracted the required electrical and plumbing work, including adding electrical outlets, relocating overhead lighting, and moving and adding sprinklers. As part of these services, an employee of director DeAngelis’ company provided on-site supervisory services for five weeks. The costs of the subcontractors were passed through directly to the Company, and director DeAngelis’ firm charged the Company $8,149 in management fees. The total amount paid to director DeAngelis’ firm, including amounts paid to subcontractors, was $42,875. These transactions were approved by the disinterested members of the Company’s and the Bank’s Boards of Directors.

Airport Road Office

Temporary Facility. In fiscal 2007, the Bank will begin operating an office from a site at 3021 Airport-Pulling Road, Naples, Florida. Initially, this facility will be a branch office operated out of a 1,584 square foot modular unit. This unit required extensive exterior modifications for it to meet the City of Naples’ municipal code, and the Company paid director Boughton’s firm $4,365 to ensure that the facility met the applicable building codes. Director DeAngelis is a principal in DeAngelis Diamond Construction, Inc., which is acting as the general contractor for all modifications. DeAngelis Diamond has a contract to complete the facility suitable for occupancy for a management fee of $26,330. This temporary facility is owned by the Bank and can be used in future locations. These transactions were approved by the disinterested members of the Company’s and the Bank’s Boards of Directors.

Permanent Facility. The Company has contracted to purchase an office condominium on this same site. When it is ready for occupancy, the Company will seek regulatory approval to designate this facility as the Bank’s home office. At that time, the Company also intends to relocate the Holding Company’s headquarters to this site.

The Bank is expected to purchase a unit of approximately 7,200 square feet at an estimated cost of $2.5 million. The Holding Company is expected to purchase a unit of approximately 4,800 square feet at an estimated cost of $1.7 million. Since the construction prices, including the build-out of the offices, are based on the developer’s actual costs, the final, actual amounts may differ from these current estimates.

The developer of this office condominium project is Dorsett Associates, LLC. Director DeAngelis owns a 5.26% interest in Dorsett Associates. In addition, director DeAngelis’ father owns 19.74%, and a business partner of director DeAngelis owns 5.26%, of the developer. Therefore, director DeAngelis and individuals closely related to him have a 30.26% interest in the developer.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Director Boughton’s firm has contracted with Dorsett Associates, LLC to provide architectural and design services for the development, of which approximately $107,000 will be included in the total amount the Company will pay to the developer.

Furthermore, DeAngelis Diamond Construction, Inc. is acting as general contractor on the condominium building. Pursuant to the terms of the contract with the developer, the Company has no right to select the architect or the contractor; such decisions are in the sole discretion of the developer. These transactions are, or will be, between the directors’ business associates and the developer, and the Company will not make any payments to the developer until after construction is completed. However, the Company will indirectly be involved in payments to related parties of our directors because the Company’s cost is based on the developer’s actual costs. For this reason, the transactions have been fully disclosed to the Boards, and the disclosures will be updated when the terms of the developers’ agreements have been finalized. With knowledge of these facts, the disinterested members of the Boards have approved the purchase contract with Dorsett Associates, LLC.

Goodlette Road Office

This freestanding branch office will be located approximately 300 yards west of the Mission Square office, in an out parcel of a neighboring shopping center known as Magnolia Square (on the northeast corner of Goodlette Frank Road and Pine Ridge Road, Naples, Florida). The Bank will relocate its Mission Square office to this location when construction is complete and any regulatory requirements are satisfied. The Bank intends to lease 4,000 square feet for a branch office. The Bank has not yet finalized the lease terms or negotiated a lease agreement on this facility.

A limited liability company (“Lessor Company”) owned by directors of the Company will construct and own the building and will lease space to the Bank. The rate of the lease will he determined by an independent lease appraisal. That appraisal and the lease will be subject to regulatory review. Directors Jack J. Crifasi, Jr. and James E. Boughton are the managing members of the Lessor Company, and the other members are directors Jerome J. Bushman, Howard F. Crossman, Jr., Sam F. Hamra, Samuel J. Saad, Jr. and David R. White, and director John V. Hoey, III’s spouse. These nine members each own one-ninth of the equity interests in the Lessor Company.

This office location and lease/ownership relationship has been discussed in detail by the Boards and approved in concept. Prior to entering the lease, the disinterested directors of the Bank (Steven M. Watt, James S. Weaver and John G. Wolf) will review, discuss and approve the lease. The directors with ownership interests in the Lessor Company as well as director DeAngelis will not participate in those discussions and will abstain from any votes related to the lease.

In addition, it is expected that the businesses associated with directors DeAngelis and Boughton will provide services to the Lessor Company. Mr. DeAgelis’ firm may be selected by the Company as the project’s contractor and Mr. Boughton’s firm may be selected as the project’s architect.

(5)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $1.7 million at March 31, 2006.

Total time deposits of $3,329,000 at March 31, 2006 are scheduled to mature during the year ended March 31, 2007.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

At March 31, 2006, total deposits of executive officers, directors and their affiliates were approximately $3.3 million.

(6)	Note Payable

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

(7)	Off-Balance Sheet Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit and undisbursed loans and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and undisbursed loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Commitments to extend credit, unused lines of credit and undisbursed loans typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments with off balance sheet risk at March 31, 2006 follows (in thousands):

Contract Amount
Commitments to extend credit	$12,824

Unused lines of credit and undisbursed loans	$7,588

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8)	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2006		March 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$15,793	$15,793	$32	$32
Securities available for sale	8,793	8,793	—	—
Loans held for sale	265	267	—	—
Loans, net	21,876	21,984	—	—
Federal Home Loan Bank of Atlanta stock	48	48	—	—
Accrued interest receivable	132	132	—	—
Financial Liabilities:
Deposits	34,891	34,777	—	—
Note payable	—	—	401	401
Off-Balance sheet financial instruments	—	—	—	—

(9)	Credit Risk

The Company grants the majority of its loans to borrowers throughout the Collier County, Florida area. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in Collier County, Florida.

(10)	Income Taxes

Income tax benefit consisted of the following (in thousands):

	Year Ended March 31,
	2006	2005
Deferred:
Federal	$494	$—
State	84	—

Income tax benefit	$578	$—

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended March 31,
	2006		2005
	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income tax benefit at statutory rate	$447	34.0%	$78	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	46	3.5	7	3.1
Valuation allowance	—	—	(85)	(37.1)
Reversal of valuation allowance	85	6.5	—	—

Income tax benefit	$578	44.0%	$—	—%

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

At March 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$353
Organizational and preopening costs	297
Allowance for loan losses	7
Unrealized losses on securities available for sale	42

Deferred tax assets	699

Deferred tax liabilities:
Accrual to cash conversion	(63)
Deferred loan costs	(8)
Depreciation	(8)

Deferred tax liabilities	(79)

Deferred tax asset	$620

At March 31, 2006, the Company has approximately $932,000 of a net operating carryforward available to offset future taxable income. This carryforward will expire in 2025.

(11)	Sale of Common Shares and Warrants

The Company has sold 1,500,000 shares of its common stock to the public. A warrant was attached to each share sold. Each warrant entitles the holder thereof to purchase one additional share of common stock at $10. All warrants issued pursuant to the offering expire August 24, 2008 or the board may call the warrants at any time after August 24, 2006. At the discretion of the board of directors this date may be extended an additional six months to February 24, 2009.

The Company has proposed the adoption of a stock option plan for its employees and directors at its annual meeting to be held in August 2006.

(12)	Preferred Stock

The Organizers of the Company initially contributed $130,000 to the Company for organizational expenses. On October 14, 2004, the Company extinguished its $130,000 in debts due to its Organizers in exchange for 1,300 shares of its Class A Preferred Stock, no par value (“Preferred Stock”). From January through April 2005, the Company sold an additional 1,050 shares of the Preferred Stock to the Organizers for $105,000. In May 2005, the Company redeemed $235,000 of Preferred Stock which represented all outstanding shares of this class.

(13)	Regulatory Matters

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The OTS considers an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity. The Bank has ample liquidity to meet its outstanding loan commitments.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2006, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2006, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios at March 31, 2006 are also presented in the table below (dollars in thousands).

	Actual Amount	%	For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
			Amount	%	Amount	%
Total capital (to risk weighted assets)	$10,256	42.14%	$1,947	8.00%	$2,434	10.00%
Core capital (to adjusted total assets)	10,058	20.63%	1,950	4.00%	2,437	5.00%
Tangible capital (to adjusted total assets)	10,058	20.63%	731	1.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	10,058	41.33%	N/A	N/A	1,460	6.00%

The Bank is subject to certain restrictions on the amount of dividends that it may declare and distribute to the Holding Company without prior regulatory approval.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(14)	Holding Company Financial Information

The Holding Company’s financial information as of March 31, 2006 and 2005 and the years then ended follows (in thousands):

Condensed Balance Sheets

	At March 31,
	2006	2005
Assets
Cash	$3,758	$32
Premises and equipment, net	—	289
Investment in Subsidiary	9,988	—
Prepaid common stock offering costs	—	63
Other assets	19	28

Total assets	$13,765	$412

Liabilities and Stockholders’ Equity
Note Payable	$—	$401
Other liabilities	—	4

Total Liabilities	—	405
Stockholders’ equity	13,765	7

Total liabilities and stockholders’ equity	$13,765	$412

Condensed Statements of Operations

	Year Ended March 31,
	2006	2005
Expenses	$(22)	$(228)
Loss of Subsidiary	(714)	—

Net loss	$(736)	$(228)

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(736)	$(228)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other assets	9	(28)
(Decrease) increase in other liabilities	(4)	4
Equity in undistributed loss of Subsidiary	714	—

Net cash used in operating activities	(17)	(252)

Cash flows from investing activities:
Purchase of premises and equipment	—	(289)
Investment in Subsidiary	(10,482)	—

Net cash used in investing activities	(10,482)	(289)

Cash flows from financing activities
Proceeds received from organizers	—	130
Proceeds from issuance of preferred stock	—	105
(Repayment) Proceeds from note payable	(401)	401
Proceeds from issuance of common stock	15,000	—
Redemption of preferred stock	(235)	—
Payment of common stock offering costs	(139)	(63)

Net cash provided by financing activities	14,225	573

Net increase in cash and cash equivalents	3,726	32
Cash at beginning of the year	32	—

Cash at end of year	$3,758	$32

Noncash transactions:
Transfer of premise and equipment to subsidiary	$289	$—

Accumulated other comprehensive loss, unrealized loss on securities available for sale held by subsidiary, net of tax benefit	$(69)	$—

Transfer of due to organizers to preferred stock	$—	$130

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(15)	Preopening and Organizational Costs

Preopening and organizational costs were approximately $743,000 before income tax benefit. Prior to the commencement of banking operations, all costs had been charged to expense as incurred. The following table details the components of preopening and organizational expenses for the years then ended March 31, 2006 and 2005 (in thousands):

	Year ended March 31,
	2006	2005
Preopening and organizational expenses:
Payroll Expense	$349	$79
Professional fees	84	9
Occupancy	45	28
Consulting	20	53
Supplies	18	3
Marketing and design	17	4
Telephone	14	4
Air/fuel and mileage	10	7
Meal and entertainment	9	6
Interest expense	5	3
Lodging	2	3
Insurance	2	4
Professional development	—	3
Application fees	—	15
Other	25	7
Less: Interest earned on escrowed proceeds from common stock offering	(85)	—

Total preopening and organizational expenses	$515	$228

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(16)	Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended March 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$575	$295	$61	$—
Interest expense	226	54	7	—

Net interest income	349	241	54	—
Provision for loan losses	78	82	38	—

Net interest income after provision for loan losses	271	159	16	—
Noninterest income	26	13	—	—
Noninterest expense	621	480	375	323

Loss before income taxes	(324)	(308)	(359)	(323)
Income tax benefit	(121)	(121)	(336)	—

Net loss	$(203)	$(187)	$(23)	$(323)

Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.03)	$(3.50)

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—

Net interest income	—	—	—	—
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	—	—	—	—
Noninterest income	—	—	—	—
Noninterest expense	(107)	(64)	(57)	—

Loss before income taxes	(107)	(64)	(57)	—
Income tax benefit	—	—	—	—

Net loss	$(107)	$(64)	$(57)	$—

Net loss per share, basic and diluted	$—	$—	$—	$—

(continued)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in accountants took place during the fiscal year covered by this report.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

The Company made no changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer of the Company.

ITEM 8B.	OTHER INFORMATION

The Company filed one Form 8-K, during the fourth quarter of fiscal 2006. The Form 8-K dated March 22, 2006 announced the resignation of David Huber from the Holding Company board of directors.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are our executive officers and members of our board of directors, their ages as of March 31, 2006 and their positions with the Company. Except for Mr. Sabatini, who was elected to the board in October 2005, each has been a director of the Holding Company since its inception in 2004.

Name	Age	Position
James E. Boughton	54	Director
Jerome J. Bushman	64	Director
Jack J. Crifasi, Jr.	58	Director
Howard F. Crossman, Jr.	62	Director
John M. DeAngelis	37	Director
Charles T. DeBilio	43	Senior Vice President and Chief Financial Officer
Sam F. Hamra	74	Director
John V. Hoey, III	59	Vice Chairman of the board of directors
Samuel J. Saad, Jr.	57	Director
Frank C. Sabatini	74	Director
Steven M. Watt	55	Director
James S. Weaver	62	President, Chief Executive Officer
David R. White	59	Director
John G. Wolf	60	Chairman of the board of directors
Donald J. York	70	Executive Vice President

James E. Boughton has been the owner and President of Boughton Architects, Inc. in Naples, Florida since 1992 and received a Bachelor of Architecture degree from Kent State University in 1976.

Jerome J. Bushman is the founder of Bushmans, Inc., an agricultural firm, and The Bushman Group, a private venture firm specializing in manufacturing and finance. He also is the President and Chairman of the Board of First Southeastern Banc Group, Inc. of Minnesota in Harmony, Minnesota, which is the holding company for First Southeast Bank in Harmony and Canton State Bank in Canton, Minnesota.

Jack J. Crifasi, Jr., is the President of Crifasi Enterprises, Inc., a real estate development company in Naples, Florida. He is also a Florida licensed real estate broker and the President of Crifasi Real Estate, Inc., also in Naples. In addition, Mr. Crifasi is involved as a director, shareholder or manager of several other companies. Mr. Crifasi received a Bachelor of Arts degree from Southern Illinois University in 1971.

Howard F. Crossman, Jr. is a Certified Public Account and the owner of Howard F Crossman CPA PA, a firm located in Naples, Florida. He is a retired partner of KPMG, LLP where he worked for over 34 years. Mr. Crossman received a Bachelor of Science degree in accounting from the University of Connecticut.

John M. DeAngelis is currently the Vice President and part owner of DeAngelis Diamond Construction, Inc., a general contracting and construction management firm in Naples, Florida. He is a general contractor licensed by the State of Florida. Mr. DeAngelis is also involved in the management and ownership of several. real estate development and property management companies located in Naples. He is a graduate of the University of Florida School of Building Construction.

Charles T. DeBilio is Chief Financial Officer of both the Holding Company and Partners Bank. He is a certified management accountant and a graduate of the University of South Florida. Before joining the Company and the Bank, he held the position of Chief Accounting Officer of Bancshares of Florida, Inc. in Naples, Florida.

Sam F. Hamra is an attorney practicing in the state of Missouri. He is also the Chairman and Chief Executive Officer of Hamra Enterprises, which includes Wendy’s of Missouri, Inc. (23 Wendy’s Restaurants); Chicago Bread, LLC. (27 Panera Bread Cafés); Boston Bread, LLC. (14 Panera Bread Cafés); SJH Inns, LP (2 Hotels); and Jade Properties, LLC (a real estate investment company). Mr. Hamra received a Bachelor of Science degree in Business Administration and a law degree from the University of Missouri. He is a community leader who served on the Board of Directors of Missouri State Bank from 1999 to 2003. Previous to that, he served on the Board of Directors of Landmark Bancshares Corporation, Landmark Bank of Southwest Missouri, and Union Planters Bank of Southwest Missouri.

John V. Hoey, III, is a former managing partner of Lawrence, O’Donnell, Marcus LLP, a member of the New York Stock Exchange. He was with this company from 1981 until his retirement in 1997.

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

Frank C. Sabatini began his professional career as a lawyer. He purchased Capital City Bank of Topeka, Kansas, in 1979. He served as Chairman of the bank for many years and served as President and CEO for several years prior to his son’s assuming the Chairman position. Frank now serves on the Board of the bank and is President of the holding company. The Sabatini family continues to own 100% of Capital City Bank. During the last 16 years, Frank has been active in the ownership of six de novo banks, three in Kansas City, one in Atlanta, one in Flagstaff, and one in Santa Fe. He served on each Board of Directors, except for the Atlanta bank. All the de novo banks have been sold except Flagstaff and Santa Fe, where his son continues as a director. He continues to serve as a director of the holding company in Santa Fe. Frank and a partner own and operate 28 Pizza Huts in Kentucky.

Steven M. Watt has been the President and owner of Gulfshore Homes, a real estate and construction company located in Bonita Springs, Florida, since 1994. He holds a Bachelor of Science degree from Ithaca College.

James S. Weaver is the Chief Executive Officer and President of both Partners Financial Corporation and Partners Bank and has over 36 years of experience exclusively in the banking industry. From 2002 until 2003, Mr. Weaver was the President and Chief Executive Officer of Marine National Bank in Naples, Florida and President of its parent holding company Marine Bancshares, Inc. After leaving this company upon its sale, he took time to evaluate his professional options and then joined Partners Financial Corporation in August 2004. He was also the President and Chief Executive Officer of Village Banc of Naples and Naples Area President of its successor, Harris Trust/Bank of Montreal, from 1997 to 2001, when he resigned to join Marine National Bank. Since 1968, Mr. Weaver has held numerous senior executive officer positions at banks throughout Florida and South Carolina.

David R. White served as President of White Tire Distributors, Inc. in Roanoke, Virginia, from 1972 until 2000, when the business was sold. Since 2000, he has been a principal in two companies that lease the commercial property on which the business operates. From 1997 to 1998, he was the regional director of Central Fidelity Bank in Virginia. Mr. White received a Bachelor of Arts degree in economics from Emory & Henry University in Emory, Virginia.

John G. Wolf served as a member of the Board of Directors of Citizens Community Bancorp, Inc. from 1997 to 2001. While at Citizens Community Bancorp, Inc., he served as Assistant Treasurer, Chairman of the Audit Committee and Chairman of the Strategic Planning Committee. He is a passive investor in commercial real estate projects in Lee and Collier Counties, Florida. He is a former director of the Florida Sports Shooting Association and a former member of the Governor’s Council on Sports and Fitness. Mr. Wolf is a practicing dentist in Naples, Florida. Mr. Wolf received a Bachelor of Science degree and a Doctorate of Dental Surgery from Temple University.

Donald J. York is Executive Vice President of both the Holding Company and Partners Bank; he also serves as the Senior Credit Officer of the Bank. He brings many years of banking experience to the Company. He is the former Vice Chairman of the Board and a director of Bank of Naples and was their founding President and Chief Executive Officer. He is active in the Naples community and has served on the Boards of several civic and charitable organizations, including Leadership Collier Foundation, Collier County School Board, Cleveland Clinic Hospital Naples, Collier County 4-H Foundation and the North Naples Rotary Club.

Code of Ethics

The Board of Directors has adopted a code of ethics that applies to all employees, officers and directors.

Any person can obtain a printed copy of the code of ethics, without charge, by contacting the Company at the following address:

Partners Financial Corporation

1575 pine Ridge Road

#15

Naples, Florida 34109

Attn: Jetta F. Russell

Audit Committee Matters

The Company has a standing Audit Committee. Howard F. Crossman, Jr., John V. Hoey, III, Samuel J. Saad, Jr., and John G. Wolf serve as the Company’s Audit Committee. The Board of Directors has determined that Mr. Howard F. Crossman, Jr. qualifies as an “audit committee financial expert” under rules promulgated by the Securities and Exchange Commission.

ITEM 10.	EXECUTIVE COMPENSATION

Executive Officers

Summary Compensation. The following table sets forth information concerning the compensation of the President and Chief Executive Officer and each of our named executive officers for the years ended March 31, 2006 and 2005.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
						Awards		Payouts
Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options (#)	LTIP Payouts	All Other Compensation
James S. Weaver	2006	$130,000	$—	$4,900	(a)	—	—	—	$7,166	(c)
President and Chief Executive Officer	2005	8,750	—	53,336	(b)	—	—	—	—

Donald J. York	2006	110,000	—	—		—	—	—	8,702	(c)
Executive Vice President and Chief Credit Officer	2005	—	—	—		—	—	—	—

Charles T. DeBilio	2006	93,754	5,000	—		—	—	—	6,988	(c)
Senior Vice President and Chief Financial Officer	2005	$42,504	$—	$1,771	(b)	—	—	—	$3,119	(c)

(a)	Auto allowance (no country club dues were paid during fiscal 2006)
(b)	Consulting fees
(c)	Includes company-paid portion of medical, dental, long-term disability and life insurance

Employment agreement with James S. Weaver

The Bank has entered into an employment agreement with James S. Weaver to serve as its President and Chief Executive Officer, effective as of March 23, 2005 (the “Agreement”). The Agreement is for a term of two years. Mr. Weaver receives annual base compensation of $130,000, which could be increased after one year after review by the Board. Mr. Weaver is eligible to receive an annual cash bonus of up to 20% of his annual base salary after a Board determination of the Bank’s and his performance. Pursuant to the Agreement, he will also be granted options for 30,000 shares of the Common Stock, subject to the approval of the shareholders of the 2006 Stock Incentive Plan at this annual meeting. The Bank pays Mr. Weaver $500 per month to reimburse him for country club dues and a $700 per month auto allowance. He receives a term life insurance policy at a cost not to exceed $300 per month and participates in group benefit plans available to all employees of the Bank.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership as of June 30, 2006 for each person or group (as defined in Section 13(d)(3) of the Exchange Act) who owns more than 5% of the outstanding Common Stock of the Company. The table also includes ownership information of the Company’s director nominees and executive officers and by all director nominees and executive officers as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership (a)	Right to Acquire (b)	Percent of Beneficial Ownership
James E. Boughton (c)	20,000	20,000	1.33%
Jerome J. Bushman	35,000	35,000	2.33%
Jack J. Crifasi, Jr.	20,000	20,000	1.33%
Howard F. Crossman, Jr. (c)	20,000	20,000	1.33%
John M. DeAngelis	20,000	20,000	1.33%
Charles T. DeBilio	—	—	—
Sam F. Hamra	30,000	30,000	2.33%
John V. Hoey, III	40,000	40,000	2.67%
Samuel J. Saad, Jr.	30,000	30,000	2.00%
Frank C. Sabatini	40,000	40,000	2.67%
Steven M. Watt	20,000	20,000	1.33%
James S. Weaver (c)	10,000	10,000	0.67%
David R. White	30,000	30,000	2.00%
John G. Wolf (d)	50,000	50,000	3.33%
Donald J. York	5,000	5,000	0.33%
All directors and executive officers as a group (15 people)	370,000	370,000	24.67%

(a)	Based on the stock records of the Company and information provided by the respective beneficial owners, unless otherwise indicated. Beneficial ownership is direct except as otherwise indicated by footnote. In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the “beneficial owner” of a security if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations. Unless otherwise indicated, shares beneficially owned are held with sole voting and dispositive power. Does not include the right to acquire shares through the exercise of warrants that are listed in a separate column.
(b)	Warrants issued in connection with the Company offering in August 2005.
(c)	Shares and rights held in joint tenancy with his wife.
(d)	Includes 5,000 shares held of record in the name of Dr. Wolf’s wife, over which he shares dispositive power.

Changes in Control

At March 31, 2006, the Company was not aware of any arrangements that may result in a change in control of it.

Securities Authorized for Issuance under Equity Compensation Plans

The Company currently does not have any equity compensation plans in effect. The Company will present a stock incentive plan for shareholder approval at the 2006 annual meeting of shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

As described below, certain directors of the Company have provided business services in connection with preparing the Bank’s offices and the Company’s headquarters for operation.

Mission Square Office

The Bank’s initial main office is a storefront located in a strip retail shopping center at 1575 Pine Ridge Road, Naples, Florida. The Holding Company also uses this office as its headquarters. Upon selecting this site, the Company utilized the services of businesses owned and/or controlled by directors James E. Boughton and John M. DeAngelis to perform work on the site. Director Boughton’s architectural firm provided interior engineering and design services at a cost of $4,700. After this engineering work was completed, director DeAngelis’ company provided general contractor services for obtaining permits from Collier County and subcontracted the required electrical and plumbing work, including adding electrical outlets, relocating overhead lighting, and moving and adding sprinklers. As part of these services, an employee of director DeAngelis’ company provided on-site supervisory services for five weeks. The costs of the subcontractors were passed through directly to the Company, and director DeAngelis’ firm charged the Company $8,149 in management fees. The total amount paid to director DeAngelis’ firm, including amounts paid to subcontractors, was $42,875. These transactions were approved by the disinterested members of the Company’s and the Bank’s Boards of Directors.

Airport Road Office

Temporary Facility. In fiscal 2007, the Bank will begin operating an office from a site at 3021 Airport-Pulling Road, Naples, Florida. Initially, this facility will be a branch office operated out of a 1,584 square foot modular unit. This unit required extensive exterior modifications for it to meet the City of Naples’ municipal code, and the Company paid director Boughton’s firm $4,365 to ensure that the facility met the applicable building codes. Director DeAngelis is a principal in DeAngelis Diamond Construction, Inc., which is acting as the general contractor for all modifications. DeAngelis Diamond has a contract to complete the facility suitable for occupancy for a management fee of $26,330. This temporary facility is owned by the Bank and can be used in future locations. These transactions were approved by the disinterested members of the Company’s and the Bank’s Boards of Directors.

Permanent Facility. The Company has contracted to purchase an office condominium on this same site. When it is ready for occupancy, the Company will seek regulatory approval to designate this facility as the Bank’s home office. At that time, the Company also intends to relocate the Holding Company’s headquarters to this site.

The Bank is expected to purchase a unit of approximately 7,200 square feet at an estimated cost of $2.5 million. The Holding Company is expected to purchase a unit of approximately 4,800 square feet at an estimated cost of $1.7 million. Since the construction prices, including the build-out of the offices, are based on the developer’s actual costs, the final, actual amounts may differ from these current estimates.

The developer of this office condominium project is Dorsett Associates, LLC. Director DeAngelis owns a 5.26% interest in Dorsett Associates. In addition, director DeAngelis’ father owns 19.74%, and a business partner of director DeAngelis owns 5.26%, of the developer. Therefore, director DeAngelis and individuals closely related to him have a 30.26% interest in the developer.

Director Boughton’s firm has contracted with Dorsett Associates, LLC to provide architectural and design services for the development, of which approximately $107,000 will be included in the total amount the Company will pay to the developer.

Furthermore, DeAngelis Diamond Construction, Inc. is acting as general contractor on the condominium building. Pursuant to the terms of the contract with the developer, the Company has no right to select the architect or the contractor; such decisions are in the sole discretion of the developer. These transactions are, or will be, between the directors’ business associates and the developer, and the Company will not make any payments to the developer until after construction is completed. However, the Company will indirectly be involved in payments to related parties of our directors because the Company’s cost is based on the developer’s actual costs. For this reason, the transactions have been fully disclosed to the Boards, and the disclosures will be updated when the terms of the developers’ agreements have been finalized. With knowledge of these facts, the disinterested members of the Boards have approved the purchase contract with Dorsett Associates, LLC.

Goodlette Road Office

This freestanding branch office will be located approximately 300 yards west of the Mission Square office, in an out parcel of a neighboring shopping center known as Magnolia Square (on the northeast corner of Goodlette Frank Road and Pine Ridge Road, Naples, Florida). The Bank will relocate its Mission Square office to this location when construction is complete and any regulatory requirements are satisfied. The Bank intends to lease 4,000 square feet for a branch office. The Bank has not yet finalized the lease terms or negotiated a lease agreement on this facility.

A limited liability company (“Lessor Company”) owned by directors of the Company will construct and own the building and will lease space to the Bank. The rate of the lease will be determined by an independent lease appraisal. That appraisal and the lease will be subject to regulatory review. Directors Jack J. Crifasi, Jr., and James E. Boughton are the managing members of the Lessor Company, and the other members are directors Jerome J. Bushman, Howard F. Crossman, Jr., Sam F. Hamra, Samuel J. Saad, Jr., and David R. White, and director John V. Hoey, III’s spouse. These nine members each own one-ninth of the equity interests in the Lessor Company.

This office location and lease/ownership relationship has been discussed in detail by the Boards and approved in concept. Prior to entering the lease, the disinterested directors of the Bank (Steven M. Watt, James S. Weaver and John G. Wolf) will review, discuss and approve the lease. The directors with ownership interests in the Lessor Company as well as director DeAngelis will not participate in those discussions and will abstain from any votes related to the lease.

In addition, it is expected that the businesses associated with directors DeAngelis and Boughton will provide services to the Lessor Company. Mr. DeAngelis’ firm may be selected by the Company as the project’s contractor, and Mr. Boughton’s firm may be selected as the project’s architect.

ITEM 13.	EXHIBITS

The following exhibits are filed with this report. The Exhibits denominated with an (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Committee on October 29, 2004, the Exhibit denominated with a (b) was filed with the Company’s Pre-Effective Amendment Number four to Form SB-2 which was filed with the Securities and Exchange Commission on March 16, 2005, the Exhibit denominated with a (c) was filed with the Company’s 10-QSB for the quarterly period ended September 30, 2005 which was filed with the Securities and Exchange Commission on November 14, 2005.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (a)

3.2	Bylaws (a)

4.1	Specimen Common Stock Certificate (a)

4.2	2004 Warrant Plan—included in Prospectus as Appendix A (b)

10.1	Sales Contract for Main Office (a)

10.2	Employment Agreement of James S. Weaver, dated as of March 23, 2005. (c)

21.1	Subsidiaries of the Registrant

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by HACKER, JOHNSON & SMITH PA for the audit of the Company’s annual financial statements for the years ended March 31, 2006 and 2005 and fees billed for other services rendered during those periods.

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$23,500	$8,500
Tax Fees (2)	3,000	—

Total	$26,500	$8,500

(1)	Includes professional services rendered for the audit of the Company’s annual financial statements and the review of financial statements included in Forms 10-QSB, including out-of-pocket expenses.
(2)	Tax Fees include the following: preparation of state and federal tax returns and assistance with calculating estimated tax payments.

Prior to any new engagement representing a permissible audit or non-audit activity, approval of the Board is required. All audit and non-audit services performed by Hacker, Johnston during fiscal 2006 were pre-approved and none of the engagements pre-approved by the Board during fiscal 2006 made use of the de minimis exception to pre-approval contained in the applicable rules of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Partners Financial Corporation

Dated: June 29, 2006	By:	/s/ JAMES S. WEAVER
James S. Weaver
Chief Executive Officer

Dated: June 29, 2006	By:	/s/ CHARLES T. DEBILIO
Charles T. DeBilio
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/ JAMES BOUGHTON James Boughton, Director	June 29, 2006 Date

/s/ JEROME J. BUSHMAN Jerome J. Bushman, Director	June 29, 2006 Date

/s/ JACK J. CRIFASI JR. Jack J. Crifasi, Jr., Director	June 29, 2006 Date

/s/ HOWARD F. CROSSMAN, JR. Howard Crossman, Jr., Director	June 29, 2006 Date

/s/ JOHN M. DEANGELIS John M. DeAngelis, Director	June 29, 2006 Date

/s/ SAM F. HAMRA Sam F. Hamra, Director	June 29, 2006 Date

/s/ JOHN V. HOEY John V. Hoey, Director	June 29, 2006 Date

/s/ FRANK C. SABATINI Frank C. Sabatini, Director	June 29, 2006 Date

/s/ SAMUEL J. SAAD, JR. Samuel J. Saad, Jr., Director	June 29, 2006 Date

Signatures	Dates

/s/ STEVEN M. WATT Steven M. Watt, Director	June 29, 2006 Date

/s/ JAMES S. WEAVER James S. Weaver, Director, President and CEO	June 29, 2006 Date

/s/ DAVID R. WHITE David R. White, Director	June 29, 2006 Date

/s/ JOHN G. WOLF John G. Wolf, Chairman of the Board	June 29, 2006 Date

Exhibit Index

3.1	Articles of Incorporation (a)

3.2	Bylaws (a)

4.1	Specimen Common Stock Certificate (a)

4.2	2004 Warrant Plan—included in Prospectus as Appendix A (b)

10.1	Sales Contract for Main Office (a)

10.2	Employment Agreement of James S. Weaver, dated as of March 23, 2005. (c)

21.1	Subsidiaries of the Registrant

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.