Form 10QSB
period 2006-06-30
Partners Financial CORP
filed 2006-08-14
CIK 1306352

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transaction report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

Commission file number 333-120068

PARTNERS FINANCIAL CORPORATION

(Exact Name of Small Businesses Issuer as Specified in Its Charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,500,000 shares
(class)	Outstanding at August 14, 2006

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share data)

	June 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Cash and due from banks	$444	$99
Federal funds sold	—	15,670
Interest-bearing deposits with banks	25	24

Total cash and cash equivalents	469	15,793
Securities available for sale, at fair value	10,196	8,793

Loans held for sale	7,102	265
Loans, net of allowance for loan losses of $256 and $198	30,855	21,876
Premises and equipment, net	1,207	889
Federal Home Loan Bank of Atlanta Stock, at cost	48	48
Accrued interest receivable	194	132
Deferred income taxes	787	620
Other assets	222	277

Total assets	$51,080	$48,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand deposits	$3,878	$5,029
Savings, NOW, money-market deposits	21,394	26,533
Time deposits	3,853	3,329

Total Deposits	29,125	34,891
Federal funds purchased	704	—
Securities sold under agreements to repurchase	7,000	—
Other borrowings	651	—
Accrued interest payable and other liabilities	114	37

Total liabilities	37,594	34,928

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,500,000 issued and outstanding	15	15
Additional paid-in capital	14,783	14,783
Accumulated deficit	(1,150)	(964)
Accumulated other comprehensive loss	(162)	(69)

Total stockholders’ equity	13,486	13,765

Total liabilities and stockholders’ equity	$51,080	$48,693

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share data)

	Three months ended
	June 30, 2006	June 30, 2005
Interest income:
Loans	$559	$—
Investment securities	136	—
Other interest-earning assets	58	—

Total interest income	753	—
Interest expense:
Deposits	292	—
Borrowings	9	—

Total interest expense	301	—

Net interest income	452	—
Provision for loan losses	58	—

Net interest income after provision for loan losses	394	—

Noninterest income:
Gain on sale of loans held for sale	44	—
Service charges on deposit accounts	5	—
Secondary market fees	5	—
Other service charges and fees	1	—

Total noninterest income	55	—

Noninterest expenses:
Salaries and employee benefits	388	—
Occupancy and equipment	124	—
Data processing and systems expenses	61	—
Advertising	36	—
Professional fees	64	—
Stationary and supplies	22	—
Preopening and organizational expenses	—	323
Other	52	—

Total noninterest expenses	747	323

Loss before income tax benefit	(298)	(323)
Income tax benefit	(112)	—

Net loss	$(186)	$(323)

Net loss per share, basic and diluted	$(0.12)	$(3.50)

Weighted-average number of shares outstanding, basic and diluted	1,500,000	92,308

Dividends per share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three months ended June 30, 2006 and 2005

(dollars in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2005	$235	$—	$—	$(228)	$—	$7
Net loss (unaudited)	—	—	—	(323)	—	(323)
Redemption of preferred stock (unaudited)	(235)	—	—	—	—	(235)
Issuance of common stock, (150,000 shares) (unaudited)	—	2	1,498	—	—	1,500

Balance at June 30, 2005 (unaudited)	$—	$2	$1,498	$(551)	$—	$949

Balance at March 31, 2006	$—	$15	$14,783	$(964)	$(69)	$13,765
Comprehensive loss:
Net loss (unaudited)	—	—	—	(186)	—	(186)
Unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(93)	(93)

Comprehensive loss (unaudited)						(279)

Balance at June 30, 2006 (unaudited)	$—	$15	$14,783	$(1,150)	$(162)	$13,486

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(186)	$(323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	—
Provision for loan losses	58	—
Deferred income tax benefit	(112)	—
Accretion of premiums and discounts on securities available for sale	(4)	—
Amortization of loan fees and costs, net	(4)	—
Loans originated for sale	(12,256)	—
Gain on sale of loans held for sale	(44)	—
Proceeds from sales of loans held for sale	5,463	—
Increase in accrued interest receivable	(62)	—
(Increase) decrease in other assets	55	(76)
Increase (decrease) in accrued interest payable and other liabilities	77	(4)

Net cash used in operating activities	(6,989)	(403)

Cash flows from investing activities:
Net increase in loans	(9,033)	—
Purchase of securities available for sale	(1,984)	—
Proceeds from principal repayments on securities available for sale	437	—
Purchase of premises and equipment	(344)	(327)

Net cash used in investing activities	(10,924)	(327)

Cash flows from financing activities:
Decrease in deposits	(5,766)	—
Increase in federal funds purchased	704	—
Increase in securities sold under agreements to repurchase	7,000	—
Increase in other borrowings	651	—
Proceeds from issuance of common stock	—	1,500
Redemption of preferred stock	—	(235)
Repayment of note payable	—	(401)
Payment of common stock offering costs	—	(19)

Net cash provided by financing activities	2,589	845

Net increase (decrease) in cash and cash equivalents	(15,324)	115
Cash and cash equivalents at beginning of period	15,793	32

Cash and cash equivalents at end of period	$469	$147

Supplemental disclosure of cash flow information- Cash paid during the period for:
Interest	$293	$6

Income taxes	$—	$—

Noncash transactions:
Accumulated other comprehensive loss, unrealized loss on securities available for sale, net of tax benefit	$(93)	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of business and basis of presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at June 30, 2006 and the results of operations and cash flows for the three month periods ended June 30, 2006 and 2005. The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending March 31, 2007.

Estimates. The preparation of the condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Loan impairment and loan losses

The Company had no impaired loans during the three months ended June 30, 2006. Also, at June 30, 2006, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows (in thousands):

Three months ended June 30, 2006
Beginning balance	$198
Provision for loan losses	58

Ending balance	$256

(3)	Loss per share

Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding common stock warrants are not considered dilutive securities due to the net loss incurred by the Company.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited) continued

(4)	Regulatory capital

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The OTS considers an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity. The Bank has ample liquidity to meet its outstanding loan commitments.

The Bank’s actual capital amounts and ratios at June 30, 2006 are also presented in the table below (dollars in thousands).

	Actual Amount	%	For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
			Amount	%	Amount	%
Total capital (to risk weighted assets)	$10,164	30.42%	$2,673	8.00%	$3,342	10.00%
Tier 1 Capital (to risk weighted assets)	$9,908	29.65%	N/A	N/A	$2,005	6.00%
Core capital (to adjusted total assets)	$9,908	19.35%	$2,048	4.00%	$2,560	5.00%
Tangible capital (to adjusted total assets)	$9,908	19.35%	$768	1.50%	N/A	N/A

The Bank is subject to certain restrictions on the amount of dividends that it may declare and distribute to the Holding Company without prior regulatory approval.

(5)	Preopening and Organizational Costs

Preopening and organizational costs, for the three months then ended June 30, 2005, were approximately $323,000. Prior to the commencement of banking operations, all costs had been charged to expense as incurred. The following table details the components of preopening and organizational expenses (in thousands):

Three months ended June 30, 2005
Preopening and organizational expenses:
Payroll Expense	$221
Professional fees	20
Occupancy	26
Supplies	13
Marketing and design	3
Telephone	7
Air/fuel and mileage	1
Meal and entertainment	7
Interest expense	3
Lodging	2
Insurance	1
Other	19

Total preopening and organizational expenses	$323

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three-month periods ended June 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Partners Financial Corporation

Naples, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Partners Financial Corporation and Subsidiary (the “Company”) as of June 30, 2006 and the related interim condensed consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended June 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated June 16, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 28, 2006

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

The Bank focuses its operations on generating funds through the solicitation of money market, savings and other variable rate deposit products, and the origination of high credit quality residential and commercial real estate loans. The Bank has a wholesale mortgage operation which originates and sells residential mortgages of various credit quality levels, including loans known as sub-prime loans (sub-prime loans not being originated to be held in the portfolio). This operation also brings the Bank additional lending opportunities, such as permanent residential loans, which are sold in the secondary mortgage market, thereby providing the Bank with both fee income and cross-selling opportunities. The Bank’s lending activities also include the origination of commercial business loans and consumer loans.

At June 30, 2006, we had total assets of $51.1 million, deposits of $29.1 million and stockholders’ equity of $13.5 million.

Our executive offices are located at 1575 Pine Ridge Road, #15 , Naples, Florida 34109; our telephone number is (239) 434-2069; our internet address is http://www.partnersbank.net.

Liquidity and Capital Resources

The Company relied on $15.8 million in existing liquidity and $8.4 million in short-term borrowings to meet its funding needs during the three months ended June 30, 2006. Cash was used primarily to: originate loans, net of principal repayments totaling $9.0 million; fund loans held for sale net of proceeds from sales of $6.8 million; fund a net decrease in deposits of $5.8 million and purchase securities available for sale of $2.0 million. The decrease in deposits during the current period and the subsequent reliance on short term borrowings can be attributable to seasonality in the Naples market as well as a reduction in advertising and promotion of deposit products. In an effort to maximize the impact of product advertising management elected to defer expenditures in this area, until the Bank’s second office, the modular unit at the Company’s future main office site opens August 7, 2007. Management anticipates that with the opening of the temporary modular unit and with competitive products that we will be able to fund future liquidity need primarily through deposit generation.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit and undisbursed loans and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Comparison of June 30, 2006 and March 31, 2006

Off-Balance Sheet Arrangements, Continued

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at June, 2006 follows (in thousands):

Contract Amount
Commitments to extend credit	$2,625

Unused lines of credit and undisbursed loans	$5,209

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded during the next twelve months.

Results of Operations

Results of Operations for the three-month periods ended June 30, 2006 and 2005

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and other borrowings). The Company’s operating results are also affected by its other income (primarily gain on sale of loans and service charges) and its operating expenses (primarily salaries and administrative costs).

The Bank commenced operations on August 24, 2005. Since the Company had not yet achieved the asset size to operate profitably, the operating results at June 30, 2006 or for the three month periods ended June 30, 2006 and 2005 are not indicative of future operating results. The net loss for the three month ended 2006 was $186,000 or $0.12 per share. This compares to a net loss of $323,000 or $3.50 per share for the three months ended June 30, 2005 during which time the Company was still in the organizational stage.

Interest Income and Expense. Net interest income before provision for loan losses totaled $452,000 for quarter ended June 30, 2006. The net interest margin and average interest rate spread for the same period were 4.17% and 2.76% respectively. The disparity between the two ratios is attributable to the high ratio of interest earning assets to interest bearing liabilities due to the effects of the $11.0 million capital investment in the Bank. As the Bank grows, this disparity will be significantly reduced. The Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, the Company’s net interest margin tends to widen in a rising rate environment.

Provision for Loan Losses. The allowance for loan losses is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and current anticipated economic conditions that may affect the borrower’s ability to pay. Management also considers the results of internal and independent external credit reviews.

The allowance for loan losses is established through a provision for loan losses charged against operations. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At June 30, 2006, the allowance for loan losses totaled $256,000 or 0.82% of outstanding loans. The provision for loan losses was $58,000 for the three months ended June 30, 2006.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Results of Operations for the three-month periods ended June 30, 2006 and 2005 (continued)

Noninterest Income. Noninterest income for the quarter ended June 30, 2006 was primarily gains of the sales of loans held for sale and secondary market fees which totaled $49,000. The Company’s mortgage origination department was still in its organizational stages until the end of fiscal 2006. It is anticipated that income from this area will show steady increases during fiscal 2007. Service charges on deposit accounts and other service charges and fees totaled $6,000 for the three month period ended June 30, 2006. Heavy competition for deposit accounts within the Company’s primary market area significantly limits the service charges that can be generated.

Noninterest Expenses. Non-interest expense for the three months ended June 30, 2006 and 2005, totaled $747,000 and $323,000, respectively. Salaries and employee benefits of $388,000 and occupancy expenses of $124,000 comprised the largest portions of noninterest expense during the three month period ended June 30, 2006. Based on the Company’s plan of early growth over early profitability, it is anticipated that noninterest expense will increase at a rate greater than that its ability to increase revenue generation, during the remainder of fiscal 2007. Noninterest expenses of $323,000 for the three month period ended June 30, 2005 were comprised entirely of preopening expenses, related to the organization of the Bank. (See note 5 to the “Notes to Consolidated Financial Statements”)

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Results of Operations for the three-month periods ended June 30, 2006 and 2005 (continued)

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the period shown. (in thousands)

	Three Months Ended June 30, 2006
	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$28,376	559	7.90%
Investment securities	10,459	136	5.22
Other interest-earning assets (1)	4,607	58	5.05

Total interest-earning assets	43,442	753	6.95

Noninterest-earning assets	2,309

Total assets	$45,751

Interest-bearing liabilities:
Savings, MMDA, NOW	24,426	252	4.14
Time deposits	3,602	40	4.45

Total interest bearing deposits	28,028	292	4.18
Borrowings (2)	791	9	4.56

Total interest-bearing liabilities	28,819	301	4.19

Noninterest-bearing liabilities	3,290

Total liabilities	32,109
Stockholders’ equity	13,642

Total liabilities and stockholders’ equity	$45,751

Net interest income		$452

Interest-rate spread (3)			2.76%
Net interest-earning assets, net margin (4)			4.17%
Ratio of interest-earning assets to interest-bearing liabilities	1.51

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Includes Federal funds purchased, securities sold under agreement to repurchase and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

Selected Financial Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended June 30, 2006	Year Ended March 31, 2006	Three Months Ended June 30, 2005
Average equity as a percentage of average assets	29.82%	49.59%	70.29%
Total equity to total assets at end of period	26.4%	28.27%	100.00%
Return on average assets (1)	(1.63)%	(4.35)%	(190.59)%
Return on average equity (1)	(5.47)%	(8.78)%	(271.13)%
Noninterest expense to average assets (1)	6.55%	10.64%	188.82%

(1)	Annualized for the three months ended June 30, 2006 and 2005.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of e controls and procedures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting that occurred in the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Holding Company or the Bank is a party or to which any of their respective properties is subject.

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

PARTNERS FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2006	By:	/s/ James S. Weaver
James S. Weaver, President and
Chief Executive Officer

Date: August 14, 2006	By:	/s/ Charles T. DeBilio
Charles T. DeBilio, Senior Vice President
and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002