Form 10QSB
period 2006-09-30
Partners Financial CORP
filed 2006-11-03
CIK 1306352

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,500,000 shares
(class)	Outstanding at October 1, 2006

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share data)

	September 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Cash and due from banks	$445	$99
Federal funds sold	1,308	15,670
Interest-bearing deposits with banks	26	24

Total cash and cash equivalents	1,779	15,793

Securities available for sale, at fair value	9,955	8,793

Loans held for sale	2,242	265
Loans, net of allowance for loan losses of $276 and $198	33,908	21,876
Premises and equipment, net	2,430	889
Federal Home Loan Bank of Atlanta Stock, at cost	48	48
Accrued interest receivable	203	132
Deferred income taxes	873	620
Other assets	243	277

Total assets	$51,681	$48,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand deposits	$3,907	$5,029
Savings, NOW, money-market deposits	19,884	26,533
Time deposits	14,302	3,329

Total Deposits	38,093	34,891

Other borrowings	49	—
Accrued interest payable and other liabilities	196	37

Total liabilities	38,338	34,928

Stockholders’ Equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,500,000 issued and outstanding	15	15
Additional paid-in capital	14,783	14,783
Accumulated deficit	(1,360)	(964)
Accumulated other comprehensive loss	(95)	(69)

Total stockholders’ equity	13,343	13,765

Total liabilities and stockholders’ equity	$51,681	$48,693

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$785	13	1,344	13
Investment Securities	131	1	267	1
Other interest-earning assets	6	47	64	47

Total interest income	922	61	1,675	61

Interest expense:
Deposits	366	7	658	7
Borrowings	82	—	91	—

Total interest expense	448	7	749	7

Net interest income	474	54	926	54
Provision for loan losses	20	38	78	38

Net interest income after provision for loan losses	454	16	848	16

Noninterest income:
Gain on sale of loans held for sale	145	—	189	—
Service charges on deposit accounts	3	—	8	—
Secondary market fees	20	—	25	—
Other service charges and fees	2	—	3	—

Total noninterest income	170	—	225	—

Noninterest expenses:
Salaries and employee benefits	522	128	910	128
Occupancy and equipment	171	22	295	22
Advertising	39	13	75	13
Data processing and system expenses	63	9	110	9
Professional fees	47	3	111	3
Stationary and supplies	56	6	78	6
Telephone	14	3	26	3
Insurance	5	2	10	2
Preopening and organizational expense	—	182	—	505
Other	43	7	92	7

Total noninterest expenses	960	375	1,707	698

Loss before income taxes	(336)	(359)	(634)	(682)
Income tax benefit	126	336	238	336

Net Loss	$(210)	(23)	(396)	(346)

Net loss per share, basic and diluted	$(0.14)	(0.03)	(0.26)	(0.88)

Weighted-average number of shares outstanding, basic and diluted	1,500,000	692,935	1,500,000	394,262

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six months ended September 30, 2006 and 2005

(dollars in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2005	$235	$—	$—	$(228)	$—	$7
Net loss (unaudited)	—	—	—	(346)	—	(346)
Redemption of preferred stock (unaudited)	(235)	—	—	—	—	(235)
Issuance of common stock net of issuance costs, (150,000 shares) (unaudited)	—	15	14,850	—	—	14,865

Balance at September 30, 2005 (unaudited)	$—	$15	$14,850	$(574)	$—	$14,291

Balance at March 31, 2006	$—	$15	$14,783	$(964)	$(69)	$13,765

Comprehensive loss:
Net loss (unaudited)	—	—	—	(396)	—	(396)
Net change in Unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(26)	(26)

Comprehensive loss (unaudited)						(422)

Balance at September 30, 2006 (unaudited)	$—	$15	$14,783	$(1,360)	$(95)	$13,343

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(396)	$(346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	8
Provision for loan losses	78	38
Deferred income tax benefit	(238)	(336)
Accretion of premiums and discounts on securities available for sale	(7)	—
Amortization of loan fees and costs, net	(10)	—
Loans originated for sale	(23,059)	—
Gain on sale of loans held for sale	(189)	—
Proceeds from sales of loans held for sale	21,271	—
Increase in accrued interest receivable	(71)	(31)
(Increase) decrease in other assets	34	(264)
Increase in accrued interest payable and other liabilities	159	8

Net cash used in operating activities	(2,308)	(923)

Cash flows from investing activities:
Net increase in loans	(12,100)	(4,752)
Purchase of securities available for sale	(1,984)	(4,007)
Proceeds from principal repayments on securities available for sale	788	—
Purchase of premises and equipment	(1,661)	(377)

Net cash used in investing activities	(14,957)	(9,136)

Cash flows from financing activities:
Increase in deposits	3,202	6,021
Increase in other borrowings	49	—
Proceeds from issuance of common stock	—	14,928
Redemption of preferred stock	—	(235)
Repayment of note payable	—	(401)

Net cash provided by financing activities	3,251	20,313

Net increase (decrease) in cash and cash equivalents	(14,014)	10,254
Cash and cash equivalents at beginning of period	15,793	32

Cash and cash equivalents at end of period	$1,779	$10,286

Supplemental disclosure of cash flow information- Cash paid during the period for:
Interest	$644	$2

Income taxes	$—	$—

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax benefit	$(26)	$—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 2006 and the results of operations for the three and six month periods ended September 30, 2006 and 2005 and cash flows for the six month periods ended September 30, 2006 and 2005. The results of operations for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending March 31, 2007.

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

The Company had no impaired loans during the six months ended September 30, 2006 and 2005. Also, at September 30, 2006 and 2005, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$256	—	198	—
Charge-offs	—	—	—	—
Provision for loan losses	20	38	78	38

Ending balance	$276	38	276	38

(3)	Loss per share

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

The Bank’s actual capital amounts and ratios at September 30, 2006 are also presented in the table below (dollars in thousands).

	Actual Amount	%	For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
			Amount	%	Amount	%
Total capital (to risk weighted assets)	$10,005	28.04%	$2,854	8.00%	$3,568	10.00%
Tier 1 Capital (to risk weighted assets)	$9,729	27.27%	N/A	N/A	2,141	6.00%
Core capital (to adjusted total assets)	$9,729	18.81%	$2,069	4.00%	$2,586	5.00%
Tangible capital (to adjusted total assets)	$9,729	18.81%	$776	1.50%	N/A	N/A

The Bank is subject to certain restrictions on the amount of dividends that it may declare and distribute to the Holding Company without prior regulatory approval.

(5)	Preopening and Organizational Costs

Preopening and organizational costs, for the three and six months then ended September 30, 2005, were approximately $182,000 and $505,000, respectively. Prior to the commencement of banking operations, all costs had been charged to expense as incurred. The following table details the components of preopening and organizational expenses (in thousands):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Preopening and organizational expenses:
Payroll Expense	$128	$349
Professional fees	74	94
Occupancy	19	45
Supplies	5	18
Marketing and design	14	17
Telephone	7	14
Air/fuel and mileage	9	10
Meal and entertainment	2	9
Interest expense	2	5
Lodging	—	2
Insurance	1	2
Other	6	25
Less: Interest earned on escrowed proceeds from common stock offering	(85)	(85)

Total preopening and organizational expenses	$182	$505

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited) continued

(6)	Share-based compensation

Effective April 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R). Under SFAS 123R compensation cost recognized will include the compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of September 30, 2006 no options have been granted.

On August 21, 2006, the Company established an incentive stock option plan (the “Incentive Plan”) for directors, officers and employees of the Company and reserved 225,000 shares of common stock for the plan. The exercise price of the stock options will be the fair market value of the common stock on the date of the grant. The options must be exercised within ten years from the date of the grant and will vest as shall be determined by the Board and stated in the Award Agreement. As of September 30, 2006 no options have been granted and there were 225,000 options available for future grant.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2006, and for the three and six-month periods ended September 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Partners Financial Corporation

Naples, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Partners Financial Corporation and Subsidiary (the “Company”) as of September 30, 2006 and the related condensed consolidated statements of operations for the three and six month periods ended September 30, 2006 and 2005 and the related condensed consolidated statements of stockholders’ equity and cashflows for the six months ended September 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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
October 19, 2006

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

At September 30, 2006, we had total assets of $51.7 million, deposits of $38.1 million and stockholders’ equity of $13.3 million.

Our executive offices are located at 1575 Pine Ridge Road, #15 , Naples, Florida 34109; our telephone number is (239) 434-2069; our internet address is http://www.partnersbank.net.

Some of the statements in this Form 10-QSB discuss future expectations. Those statements re subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended September 30, 2006 was $6.3 million in brokered deposits (purchased out of market deposits). Cash was used primarily to: originate loans and loans held for sale, net of principal repayments totaling $14.1 million; fund a net decrease in core deposits of $3.1 million and purchase securities available for sale of $2.0 million. During the period the Company also relied on $15.8 million in existing liquidity to meet its funding needs. The decrease in core deposits during the current period and the subsequent reliance on short term borrowings and brokered deposits can be attributable to seasonality in the Naples market. The Bank’s second office, the modular unit at the Company’s future main office site opened August 7, 2006 and management anticipates that with the opening of the temporary modular unit, the return of seasonal residents and with competitive products, we will be able to fund future liquidity need primarily through deposit generation.

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

Off-Balance Sheet Arrangements, Continued

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2006 follows (in thousands):

Contract Amount
Commitments to extend credit	$165

Unused lines of credit and undisbursed loans	$10,906

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded during the next twelve months.

Results of Operations

Results of Operations for the three-month periods ended September 30, 2006 and 2005

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

The Bank commenced operations on August 24, 2005. Since the Company had not yet achieved the asset size to operate profitably, the operating results at September 30, 2006 or for the three month periods ended September 30, 2006 and 2005 are not indicative of future operating results. The net loss for the three months ended September 30, 2006 was $210,000 or $0.14 per share. This compares to a net loss of $23,000 or $0.03 per share for the three months ended September 30, 2005 during which time the Company was still primarily in the organizational stage.

Interest Income and Expense. Net interest income before provision for loan losses totaled $474,000 for three-months ended September 30, 2006. The net interest margin and average interest rate spread for the same period were 3.76% and 2.47% respectively. The disparity between the two ratios is attributable to the high ratio of interest earning assets to interest bearing liabilities due to the effects of the $11.0 million capital investment in the Bank. As the Bank grows, this disparity will be significantly reduced. The Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, the Company’s net interest margin tends to widen in a rising rate environment.

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

Results of Operations for the three-month periods ended September 30, 2006 and 2005 (continued)

The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $20,000 for the three months ended September 30, 2006 compared to $38,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $276,000 at September 30, 2006 is adequate.

Noninterest Income. Noninterest income for the quarter ended September 30, 2006 was primarily gains of the sales of loans held for sale of $145,000 and secondary market fees which totaled $20,000. The Company’s mortgage origination department was still in its organizational stages until the end of fiscal 2006. The impact, if any, on gains on the sales of loans held for sale and on secondary market fees due to the current slow-down in the local real-estate market has yet to be determined. Service charges on deposit accounts and other service charges and fees totaled $5,000 for the three month period ended September 30, 2006. Heavy competition for deposit accounts within the Company’s primary market area significantly limits the service charges that can be generated.

Noninterest Expenses. Non-interest expense for the three months ended September 30, 2006 and 2005, totaled $960,000 and $375,000, respectively. Salaries and employee benefits of $522,000 and occupancy expenses of $171,000 comprised the largest portions of noninterest expense during the three month period ended September 30, 2006. Salaries and employee benefits included $81,000 in commissions on mortgages originated for resale or for the secondary market and business development. Occupancy expense included approximately $60,000 in depreciation expense related to improvements on the Bank’s modular unit. These improvements total approximately $180,000 and will be depreciated over a six month period. Based on the Company’s plan of early growth over early profitability, it is anticipated that noninterest expense will increase at a rate greater than that its ability to increase revenue generation, during the remainder of fiscal 2007. Noninterest expenses of $375,000 for the three month period ended September 30, 2005 were comprised of $182,000 of preopening expenses, related to the organization of the Bank. (See note 5 to the “Notes to Consolidated Financial Statements”) The remainder was for the first five weeks of operations for the Bank.

Results of Operations for the six-month periods ended September 30, 2006 and 2005

The net loss for the six months ended September 30, 2006 was $396,000 or $0.26 per share. This compares to a net loss of $346,000 or $0.88 per share for the six months ended September 30, 2005 during which time the Company was still primarily in the organizational stage.

Interest Income and Expense. Net interest income before provision for loan losses totaled $926,000 for the six months ended September 30, 2006. The net interest margin and average interest rate spread for the same period were 3.95% and 2.58% respectively. The disparity between the two ratios is attributable to the high ratio of interest earning assets to interest bearing liabilities due to the effects of the $11.0 million capital investment in the Bank. As the Bank grows, this disparity will be significantly reduced. The Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, the Company’s net interest margin tends to widen in a rising rate environment.

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

Results of Operations for the six-month periods ended September 30, 2006 and 2005 (continued)

The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $78,000 for the six months ended September 30, 2006 compared to $38,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $276,000 at September 30, 2006 is adequate.

Noninterest Income. Noninterest income for the six months ended September 30, 2006 was primarily gains of the sales of loans held for sale of $189,000 and secondary market fees which totaled $25,000. The Company’s mortgage origination department was still in its organizational stages until the end of fiscal 2006. The impact, if any, on gains on the sales of loans held for sale and on secondary market fees due to the current slow-down in the local real-estate market has yet to be determined. Service charges on deposit accounts and other service charges and fees totaled $11,000 for the six month period ended September 30, 2006. Heavy competition for deposit accounts within the Company’s primary market area significantly limits the service charges that can be generated.

Noninterest Expenses. Non-interest expense for the six months ended September 30, 2006 and 2005, totaled $1,707,000 and $698,000, respectively. Salaries and employee benefits of $910,000 and occupancy expenses of $295,000 comprised the largest portions of noninterest expense during the six month period ended September 30, 2006. Salaries and employee benefits included $100,000 in commissions on mortgages originated for resale or for the secondary market and business development. Occupancy expense included approximately $60,000 in depreciation expense related to improvements on the Bank’s modular unit. These improvements total approximately $180,000 and will be depreciated over a six month period. Based on the Company’s plan of early growth over early profitability, it is anticipated that noninterest expense will increase at a rate greater than that its ability to increase revenue generation, during the remainder of fiscal 2007. Noninterest expenses for the six month period ended September 30, 2005 were comprised of $505,000 of preopening expenses, related to the organization of the Bank. (See note 5 to the “Notes to Consolidated Financial Statements”) The remainder was for the first five weeks of operations for the Bank.

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$39,467	785	7.89%	$742	13	6.95%
Investment securities	10,127	131	5.13	84	1	4.72
Other interest-earning assets (1)	465	6	5.12	4,870	47	3.83

Total interest-earning assets	50,059	922	7.31	5,696	61	4.25

Noninterest-earning assets	3,408			1,325

Total assets	$53,467			$7,021

Interest-bearing liabilities:
Savings, MMDA, NOW	19,763	215	4.32	1,240	7	2.24
Time deposits	11,288	151	5.31	—	—	—

Total interest-bearing deposits	31,051	366	4.68	1,240	7	2.24
Borrowings (2)	5,668	82	5.74	—	—	—

Total interest bearing liabilities	36,719	448	4.84	1,240	7	2.24

Noninterest-bearing liabilities	3,295			387

Total liabilities	40,014			1,627
Stockholders’ equity	13,453			5,394

Total liabilities and stockholders’ equity	$53,467			$7,021

Net interest income		$474			$54

Interest-rate spread (3)			2.47%			2.01%

Net interest-margin (4)			3.76%			3.76%

Ratio of interest-earning assets to interest-bearing liabilities	1.36			4.59

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Includes Federal funds purchased, securities sold under agreement to repurchase and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Six Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$33,951	1,344	7.90%	$373	13	6.95%
Investment securities	10,292	267	5.17	42	1	4.75
Other interest-earning assets (1)	2,525	64	5.05	2,450	47	3.83

Total interest-earning assets	46,768	1,675	7.14	2,865	61	4.25

Noninterest-earning assets	2,862			1,020

Total assets	$49,630			$3,885

Interest-bearing liabilities:
Savings, MMDA, NOW	22,082	468	4.23	623	7	2.24
Time deposits	7,466	190	5.08	—	—	—

Total interest-bearing deposits	29,548	658	4.44	623	7	2.24
Borrowings (2)	3,242	91	5.60	—	—	—

Total interest bearing liabilities	32,790	749	4.56	623	7	2.24

Noninterest-bearing liabilities	3,290			326

Total liabilities	36,080			949
Stockholders’ equity	13,550			2,936

Total liabilities and stockholders’ equity	$49,630			$3,885

Net interest income		$926			$54

Interest-rate spread (3)			2.58%			2.01%

Net interest-margin (4)			3.95%			3.76%

Ratio of interest-earning assets to interest-bearing liabilities	1.43			4.60

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Includes Federal funds purchased, securities sold under agreement to repurchase and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Selected Financial Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended September 30, 2006	Year Ended March 31, 2006	Six Months Ended September 30, 2005
Average equity as a percentage of average assets	27.30%	49.59%	75.57%
Total equity to total assets at end of period	25.82%	28.27%	70.32%
Return on average assets (1)	(1.59)%	(4.35)%	(17.76)%
Return on average equity (1)	(5.83)%	(8.78)%	(23.51)%
Noninterest expense to average assets (1)	6.86%	10.64%	35.83%

(1)	Annualized for the six months ended September 30, 2006 and 2005.

Item 3. Controls and Procedures

a.	Evaluation of controls and procedures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting that occurred in the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Holding Company or the Bank is a party or to which any of their respective properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders

On August 21, 2006 Partners Financial Corporations held its Annual Meeting of Shareholders. At this Annual Meeting, the following proposals were considered and acted upon:

PROPOSAL I. To elect 13 directors:

	For	Withheld
James E. Boughton	1,014,450	0
Jerome J. Bushman	1,014,450	0
Jack J. Crifasi, Jr.	1,014,450	0
Howard F. Crossman	1,014,450	0
John M. DeAngelis	939,600	74,850
Sam F. Hamra	939,600	74,850
John V. Hoey III	1,014,450	0
Samuel J. Saad, Jr.	1,014,450	0
Frank C. Sabatini	1,014,450	0
Steven M. Watt	1,011,950	2,500
James S. Weaver	1,014,450	0
David R. White	1,014,450	0
John G. Wolf,	1,014,450	0

PROPOSAL II. To ratify the 2006 Stock Incentive Plan:

For	Against	Abstain	Broker Non-vote
960,950	30,500	1,000	22,000

PROPOSAL III. The ratification of the appointment of Hacker, Johnson & Smith PA as the independent auditors for the Company for the fiscal year ending March 31, 2007:

For	Against	Abstain
1,004,450	10,000	–

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (a)

3.2	Bylaws (a)

4.1	Specimen Common Stock Certificate (a)

4.2	2004 Warrant Plan – included in Prospectus as Appendix A (b)

10.1	Sales Contract for Main Office (a)

10.2	Employment Agreement of James S. Weaver, dated as of March 23, 2005. (c)

10.3	Partners Financial Corporation 2006 Stock Incentive Plan

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS FINANCIAL CORPORATION
(Registrant)

Date: November 2, 2006	By:	/s/ James S. Weaver
James S. Weaver, President and Chief Executive Officer

Date: November 2, 2006	By:	/s/ Charles T. DeBilio
Charles T. DeBilio, Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit
10.3.	Partners Financial Corporation 2006 Stock Incentive Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002