Form 10QSB
period 2006-12-31
Partners Financial CORP
filed 2007-02-13
CIK 1306352

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

☐	Transaction report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 333-120068

PARTNERS FINANCIAL CORPORATION

(Exact Name of Small Businesses Issuer as Specified in Its Charter)

Florida	20-1566911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3021 Airport-Pulling Road North

Naples, Florida 34105

(Address of Principal Executive Offices)

(239) 434-2069

(Issuer’s Telephone Number, Including Area Code)

1575 Pine Ridge Road, Suite 15, Naples, Florida 34109

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,500,000 shares
(class)	Outstanding at February 1, 2007

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

IN DEX

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share data)

	December 31, 2006	March 31, 2006
	(unaudited)
ASSETS

Cash and due from banks	$2,037	$99
Federal funds sold	8,403	15,670
Interest-earning deposits with banks	27	24

Total cash and cash equivalents	10,467	15,793
Securities available for sale, at fair value	10,672	8,793
Loans held for sale	130	265
Loans, net of allowance for loan losses of $278 and $198	34,970	21,876
Premises and equipment, net	3,226	889
Federal Home Loan Bank of Atlanta Stock, at cost	48	48
Accrued interest receivable	247	132
Deferred income taxes	992	620
Other assets	259	277

Total assets	$61,011	$48,693

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing demand deposits	$4,181	$5,029
Savings, NOW, money-market deposits	23,478	26,533
Time deposits	17,319	3,329

Total Deposits	44,978	34,891
Other borrowings	2,570	—
Accrued interest payable and other liabilities	319	37

Total liabilities	47,867	34,928

Stockholders’ Equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,500,000 issued and outstanding	15	15
Additional paid-in capital	14,783	14,783
Accumulated deficit	(1,612)	(964)
Accumulated other comprehensive loss	(42)	(69)

Total stockholders’ equity	13,144	13,765

Total liabilities and stockholders’ equity	$61,011	$48,693

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share data)

	Three Months Ended December 31,		Nine months Ended December 31,
	2006	2005	2006	2005
Interest income:
Loans	$710	185	2,054	198
Investment securities	133	52	400	53
Other interest-earning assets	43	58	107	105

Total interest income	886	295	2,561	356

Interest expense:
Deposits	431	52	1,089	59
Borrowings	16	2	107	2

Total interest expense	447	54	1,196	61

Net interest income	439	241	1,365	295
Provision for loan losses	2	83	80	121

Net interest income after provision for loan losses	437	158	1,285	174

Noninterest income:
Gain on sale of loans held for sale	60	—	249	—
Service charges on deposit accounts	5	1	13	1
Secondary market fees	5	13	30	13
Other service charges and fees	3	—	6	—

Total noninterest income	73	14	298	14

Noninterest expenses:
Salaries and employee benefits	418	224	1,328	352
Occupancy and equipment	228	61	523	83
Advertising	54	34	129	47
Data processing and system expenses	63	30	173	39
Professional fees	53	52	164	55
Stationary and supplies	22	11	100	17
Telephone	12	11	38	14
Insurance	5	2	15	4
Preopening and organizational expense	—	10	—	515
Other	58	45	150	52

Total noninterest expenses	913	480	2,620	1,178

Loss before income taxes	(403)	(308)	(1,037)	(990)

Income tax benefit	151	121	389	457

Net Loss	$(252)	(187)	(648)	(533)

Net loss per share, basic and diluted	$(0.17)	(0.12)	(0.43)	(0.70)

Weighted-average number of shares outstanding, basic and diluted	1,500,000	1,500,000	1,500,000	764,182

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine months ended December 31, 2006 and 2005

(dollars in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2005	$235	$—	$—	$(228)	$—	$7
Net loss (unaudited)	—	—	—	(533)	—	(533)
Net change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(36)	(36)
Comprehensive loss (unaudited)						(562)
Redemption of preferred stock (unaudited)	(235)	—	—	—	—	(235)
Issuance of common stock net of issuance costs, (1,500,000 shares) (unaudited)	—	15	14,783	—	—	14,798

Balance at December 31, 2005 (unaudited)	$—	$15	$14,783	$(761)	$(36)	$14,001

Balance at March 31, 2006	$—	$15	$14,783	$(964)	$(69)	$13,765
Comprehensive loss:
Net loss (unaudited)	—	—	—	(648)	—	(648)
Net change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	27	27

Comprehensive loss (unaudited)						(621)

Balance at December 31, 2006 (unaudited)	$—	$15	$14,783	$(1,612)	$(42)	$13,144

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net loss	$(648)	$(533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	34
Provision for loan losses	80	121
Deferred income tax benefit	(389)	(457)
Accretion of premiums and discounts on securities available for sale	(9)	—
Amortization of loan fees and costs, net	(14)	1
Loans originated for sale	(23,897)	—
Gain on sale of loans held for sale	(249)	—
Proceeds from sales of loans held for sale	24,281	—
Increase in accrued interest receivable	(115)	(92)
Decrease (increase) in other assets	18	(242)
Increase in accrued interest payable and other liabilities	282	45

Net cash used in operating activities	(403)	(1,123)

Cash flows from investing activities:
Net increase in loans	(13,160)	(15,192)
Purchase of securities available for sale	(2,984)	(7,327)
Proceeds from principal repayments on securities available for sale	1,158	193
Purchase of Federal Home Loan Bank of Atlanta stock	—	(17)
Purchase of premises and equipment	(2,594)	(425)

Net cash used in investing activities	(17,580)	(22,768)

Cash flows from financing activities:
Increase in deposits	10,087	8,438
Increase in other borrowings	2,570	1,545
Proceeds from issuance of common stock	—	14,861
Redemption of preferred stock	—	(235)
Repayment of note payable	—	(401)

Net cash provided by financing activities	12,657	24,208

Net (decrease) increase in cash and cash equivalents	(5,326)	317
Cash and cash equivalents at beginning of period	15,793	32

Cash and cash equivalents at end of period	$10,467	$349

Supplemental disclosure of cash flow information- Cash paid during the period for:
Interest	$1,019	$50

Income taxes	$—	$—

Noncash transactions -
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax benefit	$27	$(36)

See Accompanying Notes to Condensed Consolidated Financial Statements.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of business and basis of presentation

General. Partners Financial Corporation (the “Holding Company”) was incorporated in the State of Florida on February 11, 2004 to serve as the holding company for Partners Bank (the “Bank”), a federal savings bank then in organization (collectively the “Company”). The Bank commenced operations on August 24, 2005. Since such time, the Holding Company’s only business activity is the operation of the Bank. Prior to the Bank opening on August 24, 2005, the operations of the Holding Company related solely to raising capital for the Bank and completing the Bank organization process. The Company has adopted a fiscal year end of March 31.

The Bank offers a variety of community banking services to individual and business customers through its two banking offices located in Naples, Florida. The Bank’s primary business activity is attracting deposits from the general public and using the proceeds for investments and loan originations. The deposits in the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank is subject to the regulations of certain federal agencies, including its primary federal regulator, the Office of Thrift Supervision (“OTS”) and undergoes periodic examinations by those regulatory authorities.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at December 31, 2006 and the results of operations for the three and nine months ended December 31, 2006 and 2005 and cash flows for the nine months ended December 31, 2006 and 2005. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the year ending March 31, 2007.

Estimates. The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Loan impairment and loan losses

The Company had no impaired loans during the nine months ended December 31, 2006 and 2005. Also, at December 31, 2006 and 2005, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended December 31,		Nine months Ended December 31,
	2006	2005	2006	2005
Beginning balance	$276	38	198	—
Charge-offs	—	—	—	—
Provision for loan losses	2	83	80	121

Ending balance	$278	121	278	121

(3)	Loss per share

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

The Bank’s actual capital amounts and ratios at December 31, 2006 are also presented in the table below (dollars in thousands).

	Actual Amount	%	For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
			Amount	%	Amount	%
Total capital (to risk weighted assets)	$9,774	22.05%	$3,546	8.00%	$4,433	10.00%
Tier 1 Capital (to risk weighted assets)	$9,496	21.42%	N/A	N/A	2,660	6.00%
Core capital (to adjusted total assets)	$9,496	15.67%	$2,423	4.00%	$3,029	5.00%
Tangible capital (to adjusted total assets)	$9,496	15.67%	$909	1.50%	N/A	N/A

The Bank is subject to certain restrictions on the amount of dividends that it may declare and distribute to the Holding Company without prior regulatory approval.

(5)	Preopening and Organizational Costs

Preopening and organizational costs, for the three and nine months ended December 31, 2005, were approximately $10,000 and $515,000, respectively. Prior to the commencement of banking operations, all costs had been charged to expense as incurred. The following table details the components of preopening and organizational expenses (in thousands):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Preopening and organizational expenses:
Payroll Expense	$—	$349
Professional fees	10	104
Occupancy	—	45
Supplies	—	18
Marketing and design	—	17
Telephone	—	14
Air/fuel and mileage	—	10
Meal and entertainment	—	9
Interest expense	—	5
Lodging	—	2
Insurance	—	2
Other	—	25
Less: Interest earned on escrowed proceeds from common stock offering	—	(85)

Total preopening and organizational expenses	$10	$515

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited) continued

(6)	Share-based compensation

Effective April 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R). Under SFAS 123R compensation cost recognized will include the compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006 no options have been granted.

On August 21, 2006, the Company established an incentive stock option plan (the “Incentive Plan”) for directors, officers and employees of the Company and reserved 225,000 shares of common stock for the plan. The exercise price of the stock options will be the fair market value of the common stock on the date of the grant. The options must be exercised within ten years from the date of the grant and will vest as shall be determined by the Board and stated in the Award Agreement. As of December 31, 2006 no options have been granted and there were 225,000 options available for future grant.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of December 31, 2006, and for the three and nine-months ended December 31, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Partners Financial Corporation

Naples, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Partners Financial Corporation and Subsidiary (the “Company”) as of December 31, 2006 and the related condensed consolidated statements of operations for the three and nine month periods ended December 31, 2006 and 2005 and the related condensed consolidated statements of stockholders’ equity and cashflows for the nine months ended December 31, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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
February 2, 2007

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

Partners Financial Corporation (the “Holding Company”) was incorporated in the State of Florida on February 11, 2004 to serve as the holding company for Partners Bank (the “Bank”), a federal savings bank then in organization (collectively the “Company”). The Bank commenced operations on August 24, 2005. Since that time, the Holding Company’s only business activity has been the operation of the Bank. Prior to the Bank opening on August 24, 2005, the operations of the Holding Company related solely to raising capital for the Bank and completing the Bank organization process. The Bank offers a variety of community banking services to individual and business customers through its two banking offices located in Naples, Florida. The deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has adopted a fiscal year end of March 31.

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

The Bank focuses its operations on generating funds through the solicitation of money market, savings and other variable rate deposit products, and the origination of high credit quality residential and commercial real estate loans. The Bank has a wholesale mortgage operation which originates and sells residential mortgages of various credit quality levels, including loans known as sub-prime loans (sub-prime loans not being originated to be held in the portfolio). This operation also brings the Bank additional lending opportunities, such as permanent residential loans, which are sold in the secondary mortgage market, thereby providing the Bank with both fee income and cross-selling opportunities. The Bank’s lending activities also include the origination of commercial business loans and consumer loans. At December 31, 2006, the Company had total assets of $61.0 million, deposits of $45.0 million and stockholders’ equity of $13.1 million.

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended December 31, 2006 was $10.1 million in deposits which included $3.0 million in brokered deposits (purchased out of market deposits) and $2.6 million in short-term borrowings. Cash was used primarily to: originate loans net of principal repayments of $13.2 million; and purchase securities available for sale of $3.0 million. The Bank’s second office, the modular unit at the Company’s future main office site opened August 7, 2006 and the main office is scheduled to open February 2007. Management anticipates that with the opening of the main office, the return of seasonal residents and with competitive products, the Bank will continue to be able to fund future liquidity needs primarily through deposit generation.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unused lines of credit, undisbursed loans and standby letters of credit and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

(continued)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements, Continued

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support private borrowings arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit. The Company may hold collateral supporting those commitments. Newly issued or modified guarantees that are not derivative contracts are recorded on the Company’s balance sheet at their fair market value.

Unused lines of credit and undisbursed loans typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at December 31, 2006 follows (in thousands):

Contract Amount
Unused lines of credit and undisbursed loans	$10,609

Standby letters of credit	$25

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded during the next twelve months.

Results of Operations

Results of Operations for the three-months ended December 31, 2006 and 2005

The Bank commenced operations on August 24, 2005. Since the Bank had not yet achieved the asset size to operate profitably, the operating results for the three months ended December 31, 2006 and 2005 are not indicative of future operating results. The net loss for the three months ended December 31, 2006 was $252,000 or $0.17 per share. This compares to a net loss of $187,000 or $0.12 per share for the three months ended December 31, 2005.

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

Interest Income and Expense. Net interest income before provision for loan losses totaled $439,000 and $241,000 for the three months ended December 31, 2006 and 2005, respectively. The net interest margin and average interest rate spread were 3.54% and 2.27% respectively for the three months ended December 31, 2006. For the three months ended December 31, 2005 the net interest margin was 4.60% and average interest rate spread was 2.67%. The disparity between the two ratios is attributable to the high ratio of interest earning assets to interest bearing liabilities due to the effects of the $11.0 million capital investment in the Bank. As the Bank grows, this disparity will be significantly reduced. The Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, the Company’s net interest margin tends to widen in a rising rate environment.

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

Results of Operations for the three months ended December 31, 2006 and 2005 (continued)

The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $2,000 for the three months ended December 31, 2006 compared to $83,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $278,000 at December 31, 2006 is adequate.

Noninterest Income. Noninterest income of $73,000 for the quarter ended December 31, 2006 was primarily from gains on the sales of loans held for sale of $60,000 and secondary market fees which totaled $5,000. Gains on the sales of loans held for sale and secondary market fees were down compared with $145,000 and $20,000, respectively for the three months ended September 30, 2006. This reflects reorganization within this division, undertaken during the current period. This reorganization will allow us to more adequately meet our customers’ needs and is anticipated to be complete in February 2007. Service charges on deposit accounts and other service charges and fees totaled $8,000 for the three month period ended December 31, 2006. Heavy competition for deposit accounts within the Company’s primary market area significantly limits the service charges that can be generated.

Noninterest Expenses. Noninterest expense for the three months ended December 31, 2006 and 2005, totaled $913,000 and $480,000, respectively. Salaries and employee benefits of $418,000 and occupancy expenses of $228,000 comprised the largest portions of noninterest expense during the three month period ended December 31, 2006 compared with $224,000 and $61,000, respectively, for the same three months period a year ago. The increase in salaries and employee benefits relates to additional staffing due to the growth of the Company. Occupancy expense included approximately $90,000 in depreciation expense related to improvements on the Bank’s modular unit. These improvements total approximately $180,000 and will be depreciated over a six month period. Based on the Company’s plan of early growth over early profitability, it is anticipated that noninterest expense will increase at a rate greater than the Company’s ability to increase revenue generation, during the remainder of fiscal 2007.

Results of Operations for the nine months ended December 31, 2006 and 2005

The net loss for the nine months ended December 31, 2006 was $648,000 or $0.43 per share. This compares to a net loss of $533,000 or $0.70 per share for the nine months ended December 31, 2005 during which time the Company was still primarily in the organizational stage with the bank commencing operations August 24, 2005.

Interest Income and Expense. Net interest income before provision for loan losses totaled $1,365,000 and $295,000 for the nine months ended December 31, 2006 and 2005, respectively. The net interest margin and average interest rate spread were 3.81% and 2.47% respectively for the nine months ended December 31, 2006. For the nine months ended December 31, 2005 the net interest margin was 4.33% and average interest rate spread was 2.29%. The disparity between the two ratios is attributable to the high ratio of interest earning assets to interest bearing liabilities due to the effects of the $11.0 million capital investment in the Bank. As the Bank grows, this disparity will be significantly reduced. The Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, the Company’s net interest margin tends to widen in a rising rate environment.

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

Results of Operations for the nine months ended December 31, 2006 and 2005 (continued)

The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $80,000 for the nine months ended December 31, 2006 compared to $121,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $278,000 at December 31, 2006 is adequate.

Noninterest Income. Noninterest income of $298,000 for the nine months ended December 31, 2006 was primarily from gains on the sales of loans held for sale of and secondary market fees which totaled $279,000. Gains on the sales of loans held for sale and secondary market fees totaled $13,000, for the nine months ended December 31, 2005. Service charges on deposit accounts and other service charges and fees totaled $19,000 and $1,000 for the nine month period ended December 31, 2006 and 2005, respectively. Heavy competition for deposit accounts within the Company’s primary market area significantly limits the service charges that can be generated.

Noninterest Expenses. Non-interest expense for the nine months ended December 31, 2006 totaled $2,620,000 compared to $1,178,000 for the nine month ended December 31, 2005 during which time the Bank was still primarily its organizational stage. The Salaries and employee benefits of $1,328,000 and occupancy expenses of $523,000 comprised the largest portions of noninterest expense during the nine months ended December 31, 2006. The increase in salaries and employee benefits relates to additional staffing due to the growth of the Company. Occupancy expense included approximately $150,000 in depreciation expense related to improvements on the Bank’s modular unit. These improvements total approximately $180,000 and are being depreciated over a six month period ending January 2007. Based on the Company’s plan of early growth over early profitability, it is anticipated that noninterest expense will increase at a rate greater than the Company’s ability to increase revenue, during the remainder of fiscal 2007. Noninterest expenses for the nine month period ended December 31, 2005 were comprised of $515,000 of preopening expenses, related to the organization of the Bank. (See note 5 to the “Notes to Consolidated Financial Statements”)

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the period shown.

	Three Months Ended December 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$35,357	710	7.97%	$10,107	185	7.26%
Investment securities	10,277	133	5.13	4,465	52	4.62
Other interest-earning assets (1)	3,601	43	4.74	6,227	58	3.70

Total interest-earning assets	49,235	886	7.14	20,799	295	5.63

Noninterest-earning assets	4,821			1,800

Total assets	$54,056			$22,599

Interest-bearing liabilities:
Savings, NOW, money-market deposits	21,224	244	4.56	5,841	41	2.78
Time deposits	13,910	187	5.33	1,159	11	3.77

Total interest-bearing deposits	35,134	431	4.87	7,000	52	2.95
Borrowings (2)	1,273	16	4.99	239	2	3.32

Total interest bearing liabilities	36,407	447	4.87	7,239	54	2.96

Noninterest-bearing liabilities	4,372			1,146

Total liabilities	40,779			8,385
Stockholders’ equity	13,277			14,214

Total liabilities and stockholders’ equity	$54,056			$22,599

Net interest income		$439			$241

Interest-rate spread (3)			2.27%			2.67%

Net interest-margin (4)			3.54%			4.60%

Ratio of interest-earning assets to interest-bearing liabilities	1.35			2.87

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Includes Federal funds purchased, securities sold under agreement to repurchase and other borrowings.
(3)	Interest-rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine months Ended December 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$34,423	2,054	7.92%	$3,643	198	7.21%
Investment securities	10,287	400	5.16	1,509	53	4.66
Other interest-earning assets (1)	2,885	107	4.92	3,887	105	3.59

Total interest-earning assets	47,595	2,561	7.14	9,039	356	5.23

Noninterest-earning assets	3,554			990

Total assets	$51,149			$10,029

Interest-bearing liabilities:
Savings, NOW, money-market deposits	21,795	712	4.37	2,214	46	2.76
Time deposits	9,622	377	5.20	458	13	3.77

Total interest-bearing deposits	31,417	1,089	4.60	2,672	59	2.93
Borrowings (2)	2,584	107	5.50	80	2	3.32

Total interest bearing liabilities	34,001	1,196	4.67	2,752	61	2.94

Noninterest-bearing liabilities	3,651			562

Total liabilities	37,652			3,314
Stockholders’ equity	13,497			6,715

Total liabilities and stockholders’ equity	$51,149			$10,029

Net interest income		$1,365			$295

Interest-rate spread (3)			2.47%			2.29%

Net interest-margin (4)			3.81%			4.33%

Ratio of interest-earning assets to interest-bearing liabilities	1.40			3.29

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Includes Federal funds purchased, securities sold under agreement to repurchase and other borrowings.
(3)	Interest-rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Selected Financial Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine months Ended December 31, 2006	Year Ended March 31, 2006	Nine months Ended December 31, 2005
Average equity as a percentage of average assets	26.39%	49.59%	66.96%
Total equity to total assets at end of period	21.54%	28.27%	58.26%
Return on average assets (1)	(1.68)%	(4.35)%	(7.05)%
Return on average equity (1)	(6.37)%	(8.78)%	(10.54)%
Noninterest expense to average assets (1)	6.80%	10.64%	15.59%

(1)	Annualized for the nine months ended December 31, 2006 and 2005.

Item 3.	Controls and Procedures

a.	Evaluation of controls and procedures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting that occurred in the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Holding Company or the Bank is a party or to which any of their respective properties are subject.

Item 5.	Other Information

In connection with the resignation of James S. Weaver as chief executive officer of the Holding Company and the Bank, effective as of January 22, 2007, the Holding Company and the Bank entered into a Resignation and Consultancy Agreement. This agreement provides for:

•	The acceptance of Mr. Weaver’s resignation as chief executive officer and director of the Holding Company and the Bank;

•	The termination of Mr. Weaver’s employment agreement dated March 23, 2005 (“Weaver Employment Agreement”) and mutual releases in connection therewith;

•	A non-solicitation period through July 22, 2007 in which Mr. Weaver agreed not to solicit employees or customers of the Bank; and

•

The retention of Mr. Weaver as a consultant through July 22, 2007 at a bi-weekly salary of $5,767 and continuation of his life insurance policy through July 22, 2007 and a bi-weekly payment of $333 through July 22, 2007 in order for Mr. Weaver to secure other insurance coverage.

On January 8, 2007, the Holding Company granted Mr. Weaver options for 30,000 shares of the Holding Company’s common stock, exercisable at $11.00 per share. These options were granted as required by the Weaver Employment Agreement pursuant to the Holding Company’s 2006 Stock Incentive Plan. Pursuant to the option agreement, the options must be exercised on or by April 23, 2007 (90 days after the effective date of Mr. Weaver’s resignation).

Item 6.	Exhibits

The following exhibits are filed with this report. The Exhibits denominated with an (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Committee on October 29, 2004, the Exhibit denominated with a (b) was filed with the Company’s Pre-Effective Amendment Number four to Form SB-2 which was filed with the Securities and Exchange Commission on March 16, 2005, the Exhibit denominated with a (c) was filed with the Company’s 10-QSB for the quarterly period ended December 31, 2005 which was filed with the Securities and Exchange Commission on November 14, 2005, the Exhibit denominated with a (d) was filed with the Company’s 10-QSB for the quarterly period ended September 30, 2006 which was filed with the Securities and Exchange Commission on November 3, 2006.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (a)
3.2	Bylaws (a)
4.1	Specimen Common Stock Certificate (a)
4.2	2004 Warrant Plan – included in Prospectus as Appendix A (b)
10.1	Sales Contract for Main Office (a)
10.2	Employment Agreement of James S. Weaver, dated as of March 23, 2005. (c)
10.3	Partners Financial Corporation 2006 Stock Incentive Plan (d)
10.4	Resignation and severance agreement of James S. Weaver dated as of January 22, 2007.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

PARTNERS FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS FINANCIAL CORPORATION
(Registrant)

Date: February 13, 2007	By:	/s/ Donald J. York
Donald J. York, Interim President and Chief Executive Officer

Date: February 13, 2007	By:	/s/ Charles T. DeBilio
Charles T. DeBilio, Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit
10.4	Resignation and severance agreement of James S. Weaver dated as of January 22, 2007.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002