Form 10QSB/A
period 2006-12-31
Partners Financial CORP
filed 2007-02-27
CIK 1306352

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This Amendment to the Form 10-QSB filing is being done solely for the purpose of correcting the name for Donald J. York, President and Chief Executive Officer on Exhibit 31.1 of the Section 302 Certifications filed on February 13, 2007 with the Securities and Exchange Commission.

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